Form 10-Q
period 2021-03-31
Tishman Speyer Innovation Corp. II
filed 2021-05-25
CIK 1832737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-40056

TISHMAN SPEYER INNOVATION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	85-3869337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rockefeller Center 45 Rockefeller Plaza New York, New York	10111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 715-0300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value, and one-fifth of one redeemable warrant	TSIBU	The Nasdaq Stock Market LLC
Class A common stock, par value $0.0001 per share	TSIB	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	TSIBW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☒    No  ☐

As of May 25, 2021, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TISHMAN SPEYER INNOVATION CORP. II

CONDENSED BALANCE SHEETS

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$1,030,164	$1,975
Prepaid expenses	651,069	—
Deferred offering costs associated with IPO	—	228,025

Total current assets	$1,681,233	$230,000
Cash and Cash Equivalents Held in Trust account	300,002,054	—

Total assets	301,683,287	230,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$394,286	$205,998

Total current liabilities	394,286	205,998
Warrant Liabilities	18,535,346	—
Deferred underwriters’ discount	10,500,000	—

Total liabilities	29,429,632	205,998

Commitments
Common stock subject to possible redemption, 26,725,365 shares at redemption value at March 31, 2021	267,253,650	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 3,274,635 shares and 0 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	327	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	750	863
Additional paid-in capital	7,077,023	24,137
Accumulated deficit	(2,078,095)	(998)

Total stockholders’ equity	5,000,005	24,002

Total liabilities and stockholders’ equity	$301,683,287	$230,000

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$218,393

Loss from operations	(218,393)

Other Income (Loss)
Interest earned on Trust Account	2,054
Change in fair value of warrant liabilities	(1,339,063)
Offering expenses related to warrant issuance	(521,695)

Total other income (loss)	(1,858,704)

Net loss	$(2,077,097)

Weighted average shares outstanding, basic and diluted – Class A common stock	14,333,333

Basic and diluted net income per common share – Class A common stock	$0.00

Weighted average shares outstanding, basic and diluted – Class B common stock	7,500,000

Basic and diluted net loss per common share – Class B common stock	$(0.28)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(998)	$24,002
Sale of Units in Initial Public Offering, net of underwriting fees, offering costs and fair value of public warrants	30,000,000	3,000	—	—	274,303,750	—	274,306,750
Forfeiture of Class B shares by Sponsor	—	—	(1,125,000)	(113)	113	—	—
Class A common stock subject to possible redemption	(26,725,365)	(2,673)	—	—	(267,250,977)	—	(267,253,650)
Net loss	—	—	—	—	—	(2,077,097)	(2,077,097)

Balance as of March 31, 2021	3,274,635	$327	7,500,000	$750	$7,077,023	$(2,078,095)	$5,000,005

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(2,077,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust account	(2,054)
Change in fair value of warrant liabilities	1,339,063
Offering costs allocated to warrants	521,695
Changes in current assets and current liabilities:
Prepaid expenses	(651,069)
Accounts payable and accrued expenses	394,286

Net cash used in operating activities	(475,176)

Cash Flows from Investing Activities:
Investment of cash into trust account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,000,000
Payments of offering costs	(496,635)

Net cash provided by financing activities	301,503,365

Net Change in Cash	1,028,189
Cash – Beginning of Period	1,975

Cash – End of Period	$1,030,164

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption, as corrected	$268,490,170

Change in value of Class A common stock subject to possible redemption	$(1,236,520)

Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Note 1 — Organization and Business Operations

Organization and General

Tishman Speyer Innovation Corp. II (the “Company”) was incorporated in Delaware on November 12, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus its search on identifying a prospective target that can benefit from the Company’s sponsor’s leading brand, operational expertise, and global network in the real estate industry, including real estate adjacent Proptech businesses. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Tishman Speyer Innovation Sponsor II, L.L.C. (the “Sponsor”).

Financing

The registration statement for the Company’s IPO was declared effective on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note 3.

Simultaneously with the closing of the IPO, the Company consummated the sale of 5,333,334 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.

Transaction costs amounted to $17,018,662 consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,662 of other offering costs. Of the total transaction cost, $521,695 was expensed as non-operating expenses in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Trust Account

Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a business combination.

The Company’s business combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a business combination. However, the Company will only complete a business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a business combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The shares of common stock subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a business combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a business combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the business combination.

The Company will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company’s Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the Company fails to complete the initial business combination within the Combination Period.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $1,030,164 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $1,030,164 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating business combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the business combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Correction of previously issued Financial Statement

The Company corrected certain line items related to the previously audited balance sheet as of February 17, 2021 in the Form 8-K filed with the SEC on February 23, 2021 related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as components of equity instead of a derivative warrant liability under the guidance of ASC 815-40, “Derivatives and Hedging - Contracts on an Entity’s Own Equity” (“ASC 815-40”). The following balance sheet items as of February 17, 2021 were impacted: an increase of $17.5 million in Warrant liabilities, a decrease of $17.5 million in the amount of Class A ordinary shares subject to redemption, an increase of $0.5 million in additional paid-in capital and an increase of $0.5 million in accumulated deficit.

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or the Company’s ability to consummate a Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might results from the outcome of this uncertainty.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 12, 2021, as well as the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2021, the Company’s cash equivalents consisted solely of amounts held in the Trust Account. At December 31, 2020, the Company had no cash equivalents.

Cash and Cash Equivalents Held in Trust Account

At March 31, 2021, the Trust Account had $300,002,054 held in cash and cash equivalents. During period January 1, 2021 to March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2021, the Company has not experienced losses on this account.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 26,725,365 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Net Loss per Common Share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account totaling $2,054 for the three months ended March 31, 2021, net of income and or franchise tax expense, by the weighted average number of Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted for Class B common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Below is a reconciliation of the net loss per common stock:

For the Quarter ended March 31, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$2,054
Less: interest available to pay taxes	(2,054)

Net Earning	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	14,333,333
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(2,077,097)
Redeemable Net Earnings	$—

Non-Redeemable Net Loss	$(2,077,097)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.28)

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheets date that are related to the IPO and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on February 17, 2021, offering costs totaling $17,018,662 have been charged to stockholders’ equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,695 of other offering costs). Of the total transaction cost, $521,695 was reclassified to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 11,333,334 warrants issued in connection with its IPO (6,000,000) and Private Placement (5,333,334) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three months ended March 31, 2021 has been deemed to be immaterial, as well as the deferred tax assets as of March 31, 2021 and December 31, 2021.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction.

The Company may be subject to potential examination by federal and state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On February 17, 2021, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-fifth of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 6).

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Note 4 — Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 5,333,334 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8,000,000. A portion of the proceeds from the Private Placement Warrants were added to the net proceeds from the IPO held in the Trust Account. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at $11.50 per share.

The initial stockholders, including the Sponsor, have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.

Note 5 — Related Party Transactions

Founder Shares

On November 18, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On November 24, 2020, the Sponsor forfeited 5,750,000 Founder Shares to the Company. On January 22, 2021, the Company effected a 2.5-for-1 Class B common stock split, resulting in aggregate Founders Shares outstanding of 7,187,500. On February 12, 2021, the Company effected a 1.2-for-1 Class B common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at March 31, 2021.

The Company’s initial stockholders have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of (A) one year after the completion of the Company’s initial business combination and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the Company’s initial business combination that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described herein under “Principal Stockholders — Transfers of Founder Shares and Private Placement Warrants”. Any permitted transferees will be subject to the same restrictions and other agreements of the Company’s initial stockholders with respect to any founder shares. The Company refers to such transfer restrictions as the lock-up. Notwithstanding the foregoing, the founder shares will be released from the lockup if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the company’s initial business combination.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing, unsecured and was repaid at the closing of the IPO. As of March 31, 2021 and December 31, 2020, there was no outstanding balance under the note.

Administrative Support Agreement

Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2021, the Company has incurred $14,286 in expense under the support agreement.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement will not provide for any maximum cash penalties nor any penalties connected with delays in registering the Company’s common stock.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Underwriting Agreement

On February 17, 2021, the underwriters were paid cash underwriting commissions of 2% of the gross proceeds of the IPO, totaling $6,000,000.

In addition, $0.35 per unit, or approximately $10,500,000 in the aggregate, will be payable to the underwriters for deferred underwriting commissions. The deferred commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2021, there were 3,274,635 shares issued and outstanding (excluding 26,725,365 shares subject to possible redemption). At December 31, 2020, there were no shares issued and outstanding.

Class B Common Stock — The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 8,625,000 shares issued and outstanding.

Stockholders of record are entitled to one vote for each share held on all matters to be voted on by stockholders. Prior to the initial Business Combination, holders of Class B common stock will have the right to elect all of the Company’s directors and may remove members of the Company’s board of directors for any reason. On any other matter submitted to a vote of stockholders, holders of Class A common stock and holders of Class B common stock will vote together as a single class on all matters submitted to a vote of the Company’s stockholders except as required by law or stock exchange rule.

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Note 8 — Warrants

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the IPO; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the Public Warrants. The Company will use its commercially reasonable efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless” basis, and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. The warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

If (x) the Company issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

The Company may call the Public Warrants for redemption:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the last sales price of the Class A common stock equals or exceeds $18.00 per share on each of 20 trading days within the 30-trading day period ending on the third business day prior to the date on which the Company sends the notice of redemption to the warrant holders.

In addition, the Company may call the Public Warrants for redemption:

•	in whole and not in part;

•

at $0.10 per warrant provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive a certain number of shares of Class A common stock, based on the fair market value of the Class A common stock;

•

if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-trading day period ending three trading days before the notice of redemption is sent to the warrant holders; and

•

if the closing price of Class A common stock for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the notice of redemption is sent to the warrant holders is less than $18.00 per share, the private placement warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash equivalents held in Trust Account	$300,002,054	$300,002,054	$—	$—
Liabilities:
Warrant liabilities	$18,535,346	$—	$—	$18,535,346

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

TISHMAN SPEYER INNOVATION CORP. II

NOTES TO CONDENSED FINANCIAL

STATEMENTS (UNAUDITED)

The following table provides quantitative information regarding Level 3 fair value measurements:

At March 31, 2021
Stock price	$9.62
Strike price	$11.50
Term (in years)	5.92
Volatility	24.4%
Risk-free rate	1.14%
Dividend yield	0.0%

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Warrant Liability
Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	1,025,789
Fair Value at March 31, 2021	$18,535,346

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheets date through May 25, 2021, which is the date on which these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References in this report to “we,” “us” or the “Company” refer to Tishman Speyer Innovation Corp. II, a Delaware corporation, to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tishman Speyer Innovation Sponsor II, L.L.C., a Delaware limited liability company. “Tishman Speyer” refers to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of our Sponsor. References to our “initial stockholders” refer to our Sponsor and to our independent directors, Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi. Refer to the glossary at the end of this report for additional terms.

Special Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the final prospectus for our initial public offering filed with the SEC. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, originally incorporated in Delaware on November 12, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination.

Following the closing of our initial public offering (the “IPO”), on February 17, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (iii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination by February 17, 2023, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Results of Operations

As of March 31, 2021, we had not commenced any operations. All activity for the period from January 1, 2021 through March 31, 2021, relates to our formation and IPO, and, subsequent to the IPO, our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).

For the period from January 1, 2021 through March 31, 2021, we had a net loss of $2,077,097, consisting mostly of change in fair value of warrant liabilities of $1,339,063, offering expenses related to warrant issuance of $521,695, and formation costs of $218,393.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside our trust account of $1,030,164, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (excluding deferred underwriting commissions) to complete our Business Combination. We may withdraw interest to pay our taxes. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of the IPO, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the IPO held outside of the Trust Account or from interest earned on the funds held in the Trust Account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. We expect the interest earned on the amount in the Trust Account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had no borrowings under the Working Capital Loans.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our Business Combination, we would repay such loaned amounts. In the event that our Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of March 31, 2021.

Contractual Obligations

As of March 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay our Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We account for our 11,333,334 warrants issued in connection with its IPO (6,000,000) and Private Placement (5,333,334) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued by us in connection with the IPO and Private Placement has been estimated using Monte-Carlo simulations at each measurement date.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 26,725,365 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 5,333,334 shares of Class A common stock in the aggregate.

Our statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common stock. Net income per common stock, basic and diluted, for redeemable Class A common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted, for non-redeemable Class B common stock is calculated by dividing the net income (loss), adjusted for income attributable to redeemable Class B common stock, by the weighted average number of non-redeemable Class B common stock outstanding for the periods. Non-redeemable Class B common stock include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standard Update (the “ASU”) No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of March 31, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the errors in our financial statements described in this Quarterly Report had not yet been identified. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A. RISK FACTORS.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

ASC 815 provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings (loss) in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the SEC Statement, and after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of February 17, 2021 to account for our warrants as liabilities measured at fair value, rather than equity securities. As a result of these events, we have identified a material weakness in our internal control over financial reporting. See Part I, Item 4 “Controls and Procedures” of this Quarterly Report.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 17, 2021, we consummated our initial public offering (“IPO”) of 30,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $300,000,000 (before underwriting discounts and commissions and offering expenses). Each Unit consisted of one share of Class A common stock of the Company, par value $0.0001 per share, and one-fifth of one redeemable warrant of the Company. BofA Securities, Inc. and Allen & Company LLC acted as book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 252423). The SEC declared the registration statement effective on February 11, 2021.

Simultaneously with the consummation of the IPO, we consummated a private placement of 5,333,334 Private Placement Warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,000,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are the same as the warrants underlying the Units sold in the IPO, except that Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

Of the gross proceeds received from the IPO and the Private Placement Warrants, $300,000,000 was placed in the Trust Account.

Transaction costs of the IPO amounted to $17,018,662, consisting of $6,000,000 of underwriting commissions, $10,500,000 of deferred underwriting commissions and $518,662 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

4.1	Warrant Agreement, dated February 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.1	Letter Agreement, dated February 11, 2021, by and among the Company, its executive officers, its directors and Tishman Speyer Innovation Sponsor II, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.2	Investment Management Trust Agreement, dated February 11, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.3	Registration Rights Agreement, dated February 11, 2021, by and among the Company, Tishman Speyer Innovation Sponsor II, L.L.C. and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated February 11, 2021, by and between the Company and Tishman Speyer Innovation Sponsor II, L.L.C. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.6	Administrative Services Agreement, dated February 11, 2021, between the Company and Tishman Speyer Innovation Sponsor II, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.7	Promissory Note issued to Tishman Speyer Innovation Sponsor II, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2021).

10.8	Securities Subscription Agreement between the Registrant and Tishman Speyer Innovation Sponsor II, L.L.C. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 26, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Paul A. Galiano
Name: Paul A. Galiano
Dated: May 25, 2021		Title: Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

GLOSSARY

As used in this report, unless otherwise noted or the context otherwise requires, references to:

“Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses;

“Class A common stock” are to the shares of the Company’s Class A common stock, par value $0.0001 per share;

“Class B common stock” are to the shares of the Company’s Class B common stock, par value $0.0001 per share;

“common stock” are to the Company’s Class A common stock and Class B common stock;

“Company” are to Tishman Speyer Innovation Corp. II, a Delaware corporation;

“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

“Founder Shares” are to the shares of the Class B common stock and Class A common stock issued upon the automatic conversion thereof at the time of the Company’s initial business combination;

“GAAP” are to generally accepted accounting principles in the United States, as applied on a consistent basis;

“initial stockholders” are to holders of the Founder Shares;

“Investment Company Act” are to the Investment Company Act of 1940, as amended;

“IPO” are to the initial public offering by the Company, which closed on November 13, 2020;

“Private Placement Warrants” are to the warrants issued to the Sponsor in a private placement simultaneously with the closing of the IPO;

“Public Shares” are to shares of our Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market);

“public stockholders” are to the holders of the Public Shares, including the Sponsor and management team to the extent the Sponsor and/or members of its management team purchase Public Shares provided that the Sponsor’s and each member of its management team’s status as a “public stockholder” will only exist with respect to such Public Shares;

“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

“SEC” are to the U.S. Securities and Exchange Commission;

“Sponsor” are to Tishman Speyer Innovation Sponsor II, L.L.C., a Delaware limited liability company;

“Tishman Speyer” are to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of the Sponsor; and

“Trust Account” are trust account established by the Company for the benefit of its stockholders at J.P. Morgan Chase Bank, N.A.

Unless specified otherwise, amounts in this report are presented in United States (“U.S.”) dollars. Defined terms in the financial statements contained in this report have the meanings ascribed to them in the financial statements.