Form 10-Q
period 2021-06-30
Tishman Speyer Innovation Corp. II
filed 2021-08-12
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
of the Act).    Yes  ☒    No  ☐
As of
August 12, 2021
, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TISHMAN SPEYER INNOVATION CORP. II
Condensed Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Current assets:
Cash	$999,165	$1,975
Prepaid expenses	562,611	—
Deferred offering costs associated with IPO	—	228,025

Total current assets	1,561,776	230,000
Cash and Cash Equivalents Held in Trust account	300,006,613	—

Total assets	$301,568,389	$230,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$534,101	$205,998
Due to related party	44,286	—

Total current liabilities	578,387	205,998
Derivative warrant liabilities	20,841,284	—
Deferred underwriters’ discount	10,500,000	—

Total liabilities	31,919,671	205,998

Commitments
Common stock subject to possible redemption, 26,464,871 shares at redemption value at June 30, 2021	264,648,710	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; 3,535,129 shares and 0 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	354	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	750	863
Additional paid-in capital	9,681,936	24,137
Accumulated deficit	(4,683,032)	(998)

Total stockholders’ equity	5,000,008	24,002

Total liabilities and stockholders’ equity	$301,568,389	$230,000

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 (Unaudited)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

Formation and operating costs	$303,558	$521,951

Loss from operations	(303,558)	(521,951)

Other income ( l oss)
Interest income on trust account	4,559	6,613
Change in fair value of warrant liabilities	(2,305,938)	(3,645,001)
Offering expenses related to warrant issuance	—	(521,695)

Total other income (loss)	(2,301,379)	(4,160,083)

Net loss	$(2,604,937)	$(4,682,034)

Weighted average shares outstanding, basic and diluted – Class A common stock	30,000,000	30,000,000

Basic and diluted net income per common share – Class A common stock	$0.00	$0.00

Weighted average shares outstanding, basic and diluted – Class B common stock	7,500,000	7,500,000

Basic and diluted net loss per common share – Class B common stock	$(0.35)	$(0.62)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 (Unaudited)

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(998)	$24,002
Sale of Units in Initial Public Offering, net of underwriting fees, offering costs and fair value of public warrants	30,000,000	3,000	—	—	274,303,750	—	274,306,750
Forfeiture of Class B shares by Sponsor	—	—	(1,125,000)	(113)	113	—	—
Class A common stock subject to possible redemption	(26,725,365)	(2,673)	—	—	(267,250,977)	—	(267,253,650)
Net loss	—	—	—	—	—	(2,077,097)	(2,077,097)

Balance as of March 31, 2021	3,274,635	$327	7,500,000	$750	$7,077,023	$(2,078,095)	$5,000,005

Net loss	—	—	—	—	—	(2,604,937)	(2,604,937)
Change in Class A common stock subject to possible redemption	260,494	27	—	—	2,604,913	—	2,604,940

Balance as of June 30, 2021	3,535,129	$354	7,500,000	$750	$9,681,936	$(4,683,032)	$5,000,008

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net loss	$(4,682,034)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on trust account	(6,613)
Change in fair value of warrant liabilities	3,645,001
Offering costs allocated to warrants	521,695
Changes in current assets and current liabilities:
Prepaid expenses	(562,611)
Accounts payable and accrued expenses	534,101
Due to related party	44,286

Net cash used in operating activities	(506,175)

Cash Flows from Investing Activities:
Investment of cash into trust account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,000,000
Payments of offering costs	(496,635)

Net cash provided by financing activities	301,503,365
Net Change in Cash	997,190
Cash – Beginning of Period	1,975

Cash – End of Period	$999,165

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A common stock subject to possible redemption, as corrected	$268,490,170

Change in value of Class A common stock subject to possible redemption	$(3,841,460)

Deferred underwriters’ discount payable charged to additional paid-in capital	$10,500,000

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
As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Liquidity
As of June 30, 2021, the Company had cash outside the Trust Account of $999,165 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
The Company anticipates that the $999,165 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of operations and/or the Company’s ability to consummate a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.
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
filed with the SEC on February 17, 2021, the interim results for the three months ended March 31, 2021 on Form 10Q filed with the SEC on May 25, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates
.
Cash and Cash Equivalents Held in Trust Account
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

At June
30
,
2021
, the Trust Account had $
300,006,613
held in cash and cash equivalents. During the
three
and
six
months ended June
30
,
2021
, the Company did
no
t withdraw any of interest income from the Trust Account to pay its tax obligations.

At December 31, 2020, the Company had no cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 26,464,871 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of loss per share for Class A common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common stock, basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account totaling $4,559 and

$
6,613 for the three and six months ended June 30, 2021,
 respectively
,
net of income and or franchise tax expense, by the weighted average number of Class A common stock outstanding since original issuance. Net loss per common stock, basic and diluted
,
for Class B common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period. Class B common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Below is a reconciliation of the net loss per common stock:

	For the three months ended June 30, 2021	For the six months ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$4,559	$6,613
Less: interest available to pay taxes	(4,559)	(6,613)

Net Earning	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,000,000	30,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net Income (Loss)	$(2,604,937)	$(4,682,034)
Redeemable Net Earnings	$—	$—

Non-Redeemable Net Loss	$(2,604,937)	$(4,682,034)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,500,000	7,500,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.35)	$(0.62)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,”
approximate
the carrying amounts represented in the condensed balance sheets
, other than the derivative warrant liabilities
.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.

The Company accounts for its 11,333,334 warrants issued in connection with its IPO as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instru
m
ents as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At February 17, 2021, the Company utilized a Monte Carlo simulation model to value the initial value of the public warrants and a
Monte Carlo simulation model
to value the private warrants. At June 30,
2021
, the Company used the quoted stock price in the active market to value the public warrants and a
Monte Carlo simulation model
to value the private warrants with changes in fair value charged to the statement of operations.
Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three and six months ended June 30, 2021 has been deemed to be immaterial, as well as the deferred tax assets as of June 30, 2021 and December 31, 2020.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standard Update (the “ASU”)
No. 2020-06,
Debt—Debt with Conversion and Other Options (Subtopic
 470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
On February 17, 2021, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-fifth of
one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note
8
).
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

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

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
Class B common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at June 30, 2021.
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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non
-interest
bearing, unsecured and was repaid at the closing of the IPO. As of June 30, 2021 and December 31, 2020, there was no
outstanding balance under the note.

The Company cannot make any additional draws under this promissory note.
Administrative Support Agreement
Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and six months ended June 30, 2021, the Company has incurred $30,000 and

$
44,286 in expense under the support agreement, respectively.
 As of June 30, 2021, the Company has recorded a due from related party of $44,286

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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
Note 7 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2021, there were 3,535,129 shares issued and outstanding (excluding 26,464,871 shares subject to possible redemption). At December 31, 2020, there were no shares issued and outstanding.
Class
 B Common Stock
— The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 8,625,000 shares issued and outstanding.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

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

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash equivalents held in Trust Account	$300,006,613	$300,006,613	$—	$—
Liabilities:
Warrant liabilities	$20,841,284	$7,619,400	$—	$13,221,884
At June 30, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero
.
Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

The following table provides quantitative information regarding Level 3 fair value measurements:

June 30, 2021
Stock price	$9.91
Strike price	$11.50
Term (in years)	5.73
Volatility	34.6%
Risk-free rate	0.99%
Dividend yield	0.0%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our assets and liabilities classified as level 3:

Derivative warrant liabilities
Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	3,331,727
Transfer of Public warrants from level 3 to level 1	(7,619,400)
Fair Value at June 30, 2021	$13,221,884
Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations
As of June 30, 2021, we had not commenced any operations. All activity for the period from January 1, 2021 through June 30, 2021, relates to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income
in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).
For the three months ended June 30, 2021, we had a net loss of $2,604,937, consisting mostly of change in fair value of warrant liabilities of $2,305,938.
For the six months ended June 30, 2021, we had a net loss of $4,682,034, consisting mostly of change in fair value of warrant liabilities of $3,645,001.
Liquidity and Capital Resources
As of June 30, 2021, we had cash outside our trust account of $999,165, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of June 30, 2021.
Contractual Obligations
As of June 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
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
at the end of each reporting period.
We account for our 11,333,334 warrants issued in connection with its IPO (6,000,000) and Private Placement (5,333,334) as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At June 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants.

Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 26,464,871 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Loss Per Common Share
Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for each of the periods. The calculation of diluted income (loss) per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 11,333,334 shares of Class A common stock in the aggregate.
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led our management to conclude that there was a material weakness in our internal control over financial reporting, as described above, and our remediation efforts described below. In light of the material weakness, our personnel and third-party professionals with whom we consult regarding complex accounting applications have performed additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Management continues to assess the effectiveness of these analyses as we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
As of June 30, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
ITEM 1A. RISK FACTORS.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Paul A. Galiano
		Name:	Paul A. Galiano
Dated: August 12, 2021		Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

GLOSSARY
As used in this report, unless otherwise noted or the context otherwise requires, references to:
“
Business Combination
” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses;
“
Class
 A common stock
” are to the shares of the Company’s Class A common stock, par value $0.0001 per share;
“
Class
 B common stock
” are to the shares of the Company’s Class B common stock, par value $0.0001 per share;
“
common stock
” are to the Company’s Class A common stock and Class B common stock;
“
Company
” are to Tishman Speyer Innovation Corp. II, a Delaware corporation;
“
Exchange Act
” are to the Securities Exchange Act of 1934, as amended;
“
Founder Shares
” are to the shares of the Class B common stock and Class A common stock issued upon the automatic conversion thereof at the time of the Company’s initial business combination;
“
GAAP
” are to generally accepted accounting principles in the United States, as applied on a consistent basis;
“
initial stockholders
” are to holders of the Founder Shares;
“
Investment Company Act
” are to the Investment Company Act of 1940, as amended;
“
IPO
” are to the initial public offering by the Company, which closed on November 13, 2020;
“
Private Placement Warrants
” are to the warrants issued to the Sponsor in a private placement simultaneously with the closing of the IPO;
“
Public Shares
” are to shares of our Class A common stock sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market);
“
public stockholders
” are to the holders of the Public Shares, including the Sponsor and management team to the extent the Sponsor and/or members of its management team purchase Public Shares provided that the Sponsor’s and each member of its management team’s status as a “public stockholder” will only exist with respect to such Public Shares;
“
Sarbanes-Oxley Act
” are to the Sarbanes-Oxley Act of 2002;
“
SEC
” are to the U.S. Securities and Exchange Commission;
“
Sponsor
” are to Tishman Speyer Innovation Sponsor II, L.L.C., a Delaware limited liability company;
“
Tishman Speyer
” are to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of the Sponsor; and
“
Trust Account
” are trust account established by the Company for the benefit of its stockholders at J.P. Morgan Chase Bank, N.A.
Unless specified otherwise, amounts in this report are presented in United States (“U.S.”) dollars. Defined terms in the financial statements contained in this report have the meanings ascribed to them in the financial statements.