Form 10-Q
period 2021-09-30
Tishman Speyer Innovation Corp. II
filed 2021-11-01
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM __________ TO ________
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
of the Act).    Yes  ☒    No  ☐
As of November 1, 2021, the Registrant

had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TISHMAN SPEYER INNOVATION CORP. II
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021 (Unaudited)	December 31, 2020

Assets
Current assets:
Cash	$598,711	$1,975
Prepaid expenses	347,228	—
Deferred offering costs associated with IPO	—	228,025

Total current assets	945,939	230,000
Prepaid expenses, non-current	125,194	—
Cash and cash equivalents held in trust account	300,011,222	—

Total assets	$301,082,355	$230,000

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$440,982	$205,998
Due to related party	74,286	—

Total current liabilities	515,268	205,998
Derivative warrant liabilities	10,313,438	—
Deferred underwriters’ discount	10,500,000	—

Total liabilities	21,328,706	205,998

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 30,000,000 and 0 shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	300,000,000	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively (1)(2)	750	863
Additional paid-in capital	—	24,137
Accumulated deficit	(20,247,101)	(998)

Total stockholders’ deficit	(20,246,351)	24,002

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$301,082,355	$230,000

(1)
On January 22, 2021, the Company effected a
2.5-for-1
Class B common stock split, resulting in aggregate founder shares outstanding of 7,187,500. On February 12, 2021, the Company effected a
1.2-for-1
Class B common stock split, resulting in aggregate founder shares outstanding of 8,625,000. All shares and associated amounts have been retroactively restated to reflect the stock splits (See Note 6).

(2)
At December 31, 2020, includes up to 1,125,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 6). The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at September 30, 2021 (see Note 6).

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Formation and operating costs	$427,524	$949,475

Loss from operations	(427,524)	(949,475)

Other income/(expense)
Interest income on Trust Account	4,609	11,222
Change in fair value of warrant liabilities	10,527,846	6,882,845
Offering expenses allocated to warrant issuance	—	(521,695)

Total other income	10,532,455	6,372,372

Net income	$10,104,931	$5,422,897

Weighted average shares outstanding, basic and diluted - Class A common stock	30,000,000	24,835,165

Basic and diluted net income per common share – Class A common stock	$0.27	$0.17

Weighted average shares outstanding, basic and diluted - Class B common stock (1)	7,500,000	7,500,000

Basic and diluted net income per common share – Class B common stock	$0.27	$0.17

(1)
On January 22, 2021, the Company effected a
2.5-for-1
Class B common stock split, resulting in aggregate founder shares outstanding of 7,187,500. On February 12, 2021, the Company effected a
1.2-for-1
Class B common stock split, resulting in aggregate founder shares outstanding of 8,625,000. All shares and associated amounts have been retroactively restated to reflect the stock splits (See Note 6).

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock		Additional		Total
	Class B (1)		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	8,625,000	$863	$24,137	$(998)	$24,002
Forfeiture of Class B shares by Sponsor	(1,125,000)	(113)	113	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,250)	(25,669,000)	(25,693,250)
Net loss	—	—	—	(2,077,097)	(2,077,097)

Balance as of March 31, 2021	7,500,000	$750	$—	$(27,747,095)	$(27,746,345)

Net loss	—	—	—	(2,604,937)	(2,604,937)

Balance as of June 30, 2021	7,500,000	$750	$—	$(30,352,032)	$(30,351,282)

Net income	—	—	—	10,104,931	10,104,931

Balance as of September 30, 2021	7,500,000	$750	$—	$(20,247,101)	$(20,246,351)

(1)
On January 22, 2021, the Company effected a
2.5-for-1
Class B common stock split, resulting in aggregate founder shares outstanding of 7,187,500. On February 12, 2021, the Company effected a
1.2-for-1
Class B common stock split, resulting in aggregate founder shares outstanding of 8,625,000. All shares and associated amounts have been retroactively restated to reflect the stock splits (See Note 6).

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$5,422,897
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in trust	(11,222)
Change in fair value of warrant liabilities	(6,882,845)
Offering costs allocated to warrants	521,695
Changes in current assets and current liabilities:
Prepaid expenses	(472,422)
Accounts payable and accrued expenses	440,982
Due to related party	74,286

Net cash used in operating activities	(906,629)

Cash Flows from Investing Activities:
Investment of cash into trust account	(300,000,000)

Net cash used in investing activities	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	294,000,000
Proceeds from issuance of Private Placement Warrants	8,000,000
Payments of offering costs	(496,635)

Net cash provided by financing activities	301,503,365
Net Change in Cash	596,736
Cash - Beginning	1,975

Cash - Ending	$598,711

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to temporary equity	$10,500,000

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
As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the IPO.
The Company’s sponsor is Tishman Speyer Innovation Sponsor II, L.L.C. (the “Sponsor”).
Financing
The registration statement for the Company’s IPO was declared effective on February 11, 2021 (the “Effective Date”). On February 17, 2021, the Company consummated the IPO of 30,000,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $300,000,000, which is discussed in Note
4
.
Simultaneously with the closing of the IPO, the Company consummated the sale of 5,333,334 warrants (the “Private Placement Warrant”), at a price of $1.50 per Private Placement Warrant, which is discussed in Note
5
.
Transaction costs amounted to $17,018,662 consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,662 of other offering costs. Of the total transaction cost
s
, $521,695
was expensed as
non-operating
expenses in that statement of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.

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
Liquidity
As of September 30, 2021, the Company had cash outside the Trust Account of $598,711 available for working capital needs. All remaining cash and cash equivalents held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock and to pay taxes. As of September 30, 2021, none of the amount in the Trust Account was withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
The Company anticipates that the $598,711 outside of the Trust Account as of September 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the condensed financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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
Note 2 — Revision of Previously Issued Financial Statements
In the Company’s previously issued financial statements, a portion of the public shares were classified as permanent equity to maintain stockholders’ equity greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001
. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
Management
re-evaluated
the Company’s application of ASC
480-10-99
to its accounting classification of public shares. Upon
re-evaluation,
management determined that the public shares include certain provisions that require classification of the public shares as temporary equity regardless of the minimum net tangible asset required by the Company to complete its initial business combination.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the changes and has determined that the related impacts were not material to its previously issued financial statements. Therefore, management, in consultation with the Audit Committee, concluded that the Company’s previously issued financial statements impacted should be revised to report all public shares as temporary equity. As such the Company is revising those periods in this Quarterly Report.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case both classes of shares will share pro rata in the income and losses of the Company.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Impact of the Revision
The impact to the financial statements as of June 30, 2021, March 31, 2021 and February 17, 2021 is presented below:

	As Previously Reported	Revision Adjustment	As Revised
Condensed Balance Sheet as of June 30, 2021
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.00	$264,648,710	$35,351,290	$300,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	354	(354)	—
Class B common stock - $0.0001 par value	750	—	750
Additional paid-in capital	9,681,936	(9,681,936)	—
Accumulated deficit	(4,683,032)	(25,669,000)	(30,352,032)

Total stockholders’ equity (deficit)	$5,000,008	$(35,351,290)	$(30,351,282)

Class A shares subject to possible redemption	26,464,871	3,535,129	30,000,000
Condensed Statement Of Operations for the Three and Six Months Ended June 30, 2021
Basic and diluted net income per common share – Class A common stock for the three months ended June 30, 2021	$—	$(0.07)	$(0.07)
Basic and diluted net income per common share – Class B common stock for the three months ended June 30, 2021	(0.35)	0.28	(0.07)
Basic and diluted net loss per share for the six months ended June 30, 2021	$—	$(0.12)	$(0.12)
Basic and diluted net income per common share – Class B common stock for the six months ended June 30, 2021	(0.62)	0.50	(0.12)
Condensed Statement Of Cash Flows For The Six Months Ended March 31, 202 1
Initial value of Class A common stock subject to possible redemption, as corrected	$268,490,170	$31,509,830	$300,000,000
Change in value of Class A common stock subject to possible redemption	$(3,841,460)	$3,841,460	$—

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Condensed Balance Sheet as of March 31, 2021
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.00	$267,253,650	$32,746,350	$300,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	327	(327)	—
Class B common stock - $0.0001 par value	750	—	750
Additional paid-in capital	7,077,023	(7,077,023)	—
Accumulated deficit	(2,078,095)	(25,669,000)	(27,747,095)

Total stockholders’ equity (deficit)	$5,000,005	$(32,746,350)	$(27,746,345)

Class A shares subject to possible redemption	26,725,365	3,274,635	30,000,000
Condensed Statement Of Operations For The Three Months Ended March 31, 2021
Basic and diluted net income per common share – Class A common stock for the three months ended March 31, 2021	$—	$(0.02)	$(0.02)
Basic and diluted net income per common share – Class B common stock for the three months ended March 31, 2021	(0.28)	0.26	(0.02)
Condensed Statement Of Cash Flows For The Three Months Ended March 31, 2021
Initial value of Class A common stock subject to possible redemption, as corrected	$268,490,170	$31,509,830	$300,000,000
Change in value of Class A common stock subject to possible redemption	$(1,236,520)	$1,236,530	$—
Balance Sheet as of February 17, 202 1
Class A common stock, $0.0001 par value; stock subject to possible redemption at redemption value of $10.00	$285,999,730	$14,000,270	$300,000,000
Stockholders’ equity
Class A common stock - $0.0001 par value	140	(140)	—
Class B common stock - $0.0001 par value	863	—	863
Additional paid-in capital	5,005,603	(5,005,603)	—
Accumulated deficit	(6,604)	(8,994,527)	(9,001,131)

Total stockholders’ equity (deficit)	$5,000,002	$(14,000,270)	$(9,000,268)

Class A shares subject to possible redemption	28,599,973	1,400,027	30,000,000

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Note 3 — Significant Accounting Policies
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
filed with the SEC on February 17, 2021, the interim results for the three months ended March 31, 2021 on Form 10Q filed with the SEC on May 25, 2021 and the interim results for the three months ended June 30, 2021 on Form 10Q filed with the SEC on August 12, 2021 . The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

1
1

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
Use of Estimates
The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents Held in Trust Account
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021, the Trust Account had $300,011,222 held in cash and cash equivalents. During the three and nine months ended September 30, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations. At December 31, 2020, the Company had no cash equivalents.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on this account.

1
2

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.
At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(9,196,283)
Less: Class A common stock issuance costs	(16,496,967)
Add: Accretion of carrying value to redemption value	25,693,250

Class A common stock subject to possible redemption	$300,000,000

Net Income per Common Share
The Company has two classes of
common shares
, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021. No warrants were exercised during the three or nine months ended September 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

1
3

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Below is a reconciliation of the net income per share of common stock:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income	$8,083,945	$2,020,986	$4,165,080	$1,257,814
Denominator
Weighted-average shares outstanding	30,000,000	7,500,000	24,835,165	7,500,000
Basic and diluted net income per share	$0.27	$0.27	$0.17	$0.17
Offering Costs
The Company complies with the requirements of the ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheets date that are related to the IPO and that were charged to temporary
equity upon the completion of the IPO. Accordingly, on February 17, 2021, offering costs totaling $17,018,662 have been charged to temporary
equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,695 of other offering costs). Of the total transaction cost
s
, $521,695 was reclassified to expense as a
non-operating
expense in the statement of operations with the rest of the offering cost charged to temporary
equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the condensed balance sheets, other than the derivative warrant liabilities.

1
4

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The Company accounts for its 11,333,334
warrants issued in connection with its IPO and concurrent private placement as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At February 17, 2021, the Company utilized a Monte Carlo simulation model to value the initial value of the public warrants and a Monte Carlo simulation model to value the private warrants. At September 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations.
Income Taxes
The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The tax provision for the three and nine months ended September 30, 2021 has been deemed to be de minimis
, as well as the deferred tax assets as of September 30, 2021 and December 31, 2020.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

1
5

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
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
On February 17, 2021, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-fifth of
one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).
Note 5 — Private Placement Warrants
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

1
6

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Note 6 — Related Party Transactions
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
1.2-for-1
Class B common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000
. All share and per share amounts have been retrospectively restated to reflect the stock splits. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited
1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at September 30, 2021.
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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest
bearing, unsecured and was repaid at the closing of the IPO. As of September 30, 2021 and December 31, 2020, there was no outstanding balance under the note. The Company cannot make any additional draws under this promissory note.
Administrative Support Agreement
Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and nine months ended September 30, 2021, the Company has incurred $30,000 and $74,286 in expense under the support agreement, respectively. As of September 30, 2021, the Company has recorded a due from related party of $74,286.

1
7

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Note
7
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
Note
8
— Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2021, there were no shares issued and outstanding (excluding 30,000,000 shares subject to possible redemption). At December 31, 2020, there were no shares issued and outstanding.
Class
 B Common Stock
— The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 8,625,000 shares issued and outstanding.

1
8

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
Note 9 — Warrants
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

1
9

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
Note 10 — Fair Value Measurements
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Cash and Cash equivalents held in Trust Account	$300,011,222	$300,011,222	$—	$—
Liabilities:
Warrant liabilities	$10,313,438	$5,040,000	$—	$5,273,438
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis. At September 30, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

2
1

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

There were no transfers between levels for the three and nine months ended September 30, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market. The transfer was recognized at June 30, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements:

September 30, 2021
Stock price	$9.80
Strike price	$11.5
Term (in years)	5.48
Volatility	17.1%
Risk-free rate	1.06%
Dividend yield	0.0%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s assets and liabilities classified as Level 3:

Derivative warrant liabilities
Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	(4,616,719)
Transfer of Public warrants from Level 3 to Level 1	(7,619,400)
Fair Value at September 30, 2021	$5,273,438
Note 1
1
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed unaudited financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

2
2

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

Results of Operations
As of September 30, 2021, we had not commenced any operations. All activity for the period from January 1, 2021 through September 30, 2021, relates to preparation and consummation of the IPO and our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income
in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).
For the three months ended September 30, 2021, we had a net income of $10,104,931, consisting mostly of change in fair value of warrant liabilities of $10,527,846 partially offset by $427,524 in formation and operating costs.
For the nine months ended September 30, 2021, we had a net income of $5,422,897, consisting mostly of change in fair value of warrant liabilities of $6,882,845 offset by $949,475 in formation and operating costs and $521,695 in offering expense allocated to issuance of the warrants.
Liquidity and Capital Resources
As of September 30, 2021, we had cash outside our trust account of $598,711, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
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
Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of September 30, 2021.
Contractual Obligations
As of September 30, 2021, we did not have any long-term debt, capital or operating lease obligations.
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
at the end of each reporting period.
We account for our 11,333,334 warrants issued in connection with its IPO (6,000,000) and Private Placement (5,333,334) as derivative warrant liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At September 30, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants.

Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.
Net Income Per Common Share
We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021. No warrants were exercised during the three or nine months ended September 30, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were effective.
Changes in Internal Control over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management concluded that the material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to our accounting for complex transactions, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. These actions, which we believe remediated the material weakness in internal control over financial reporting, was completed as of June 30, 2021.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
As of September 30, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
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

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Paul A. Galiano
		Name:	Paul A. Galiano
Dated: November 1, 2021		Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

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

30