Form 10-Q/A
period 2021-09-30
Tishman Speyer Innovation Corp. II
filed 2021-12-20
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

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
As of December
20
,
 2021, the Registrant

had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, issued and outstanding.

i

EXPLANATORY NOTE
Tishman Speyer Innovation Corp. II (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend certain items in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 1, 2021 (the “Original Form 10-Q”).
Background of Restatement
On December 16, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that it was appropriate to restate in this Amendment (i) the Company’s previously issued unaudited condensed financial statements as of and for the three months ended March 31, 2021, which were included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021, (ii) the Company’s previously issued unaudited condensed financial statements as of and for the three and six months ended June 30, 2021, which were included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 12, 2021, and (iii) Note 2 to the Company’s previously issued unaudited condensed financial statements as of and for the three and nine months ended September 30, 2021, which were included in the Original Form 10-Q, respectively (collectively, the “Restatement Periods”).
The Company historically classified a portion of the Company’s shares of redeemable Class A common stock (the “public shares”) as permanent equity to maintain stockholders’ equity in excess of $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. In connection with the preparation of the Original Form 10-Q, management re-evaluated the Company’s application of Accounting Standards Codification 480-10-S99 with respect to its accounting classification of public shares and determined that the public shares include redemption provisions that require classification of all public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above.
After further consideration, management re-evaluated the impact of the reclassification of a portion of the public shares on the Company’s previously issued financial statements and, in consultation with the Audit Committee, concluded that the reclassification is material with respect to the Company’s previously issued financial statements.
In connection with the restatement, the Company also corrected its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. The restatement had no impact on the Company’s liquidity or cash position.
The previously issued financial statements for the Restatement Periods have been restated in this Amendment. See Note 2 to the Notes to the Company’s unaudited condensed financial statements included in Part I, Item 1 of this Amendment for additional information on the restatement and the related financial statement effects.
Internal Control Considerations
The Company’s management has concluded that in light of the classification error described above, a material weakness existed in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness, see Part I, Item 4. Controls and Procedures in this Amendment.
Items Amended
The following items are amended in this Amendment: (i) Part I, Item 1. Financial Statements; (ii) Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part I, Item 4. Controls and Procedures; (iv) Part II, Item 1A. Risk Factors; and (v) Part II, Item 6. Exhibits. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from its principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Form 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Form 10-Q and does not modify or update the disclosures therein, except as identified above. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Form 10-Q, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
TISHMAN SPEYER INNOVATION CORP. II
Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020

	September 30, 2021 (Unaudited)	December 31, 2020

Assets
Current assets:
Cash	$598,711	$1,975
Prepaid expenses	347,228	—
Deferred offering costs associated with IPO	—	228,025

Total current assets	945,939	230,000
Prepaid expenses, non-current	125,194	—
Cash and cash equivalents held in trust account	300,011,222	—

Total assets	$301,082,355	$230,000

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$440,982	$205,998
Due to related party	74,286	—

Total current liabilities	515,268	205,998
Derivative warrant liabilities	10,313,438	—
Deferred underwriters’ discount	10,500,000	—

Total liabilities	21,328,706	205,998

Commitments and Contingencies
Class A Common stock subject to possible redemption, $0.0001 par value; 30,000,000 and 0 shares at redemption value of $10.00 per share at September 30, 2021 and December 31, 2020	300,000,000	—
Stockholders’ deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	750	863
Additional paid-in capital	—	24,137
Accumulated deficit	(20,247,101)	(998)

Total stockholders’ deficit	(20,246,351)	24,002

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit) Equity	$301,082,355	$230,000

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited)

	For the three months ended September 30, 2021	For the nine months ended September 30, 2021

Formation and operating costs	$427,524	$949,475

Loss from operations	(427,524)	(949,475)

Other income/(expense)
Interest income on Trust Account	4,609	11,222
Change in fair value of warrant liabilities	10,527,846	6,882,845
Offering expenses allocated to warrant issuance	—	(521,695)

Total other income	10,532,455	6,372,372

Net income	$10,104,931	$5,422,897

Weighted average shares outstanding, basic and diluted - Class A common stock	30,000,000	24,835,165

Basic and diluted net income per common share – Class A common stock	$0.27	$0.17

Weighted average shares outstanding, basic and diluted - Class B common stock	7,500,000	7,500,000

Basic and diluted net income per common share – Class B common stock	$0.27	$0.17

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock		Additional		Total
	Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance as of December 31, 2020	8,625,000	$863	$24,137	$(998)	$24,002
Forfeiture of Class B shares by Sponsor	(1,125,000)	(113)	113	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,250)	(25,669,000)	(25,693,250)
Net loss	—	—	—	(2,077,097)	(2,077,097)

Balance as of March 31, 2021	7,500,000	$750	$—	$(27,747,095)	$(27,746,345)

Net loss	—	—	—	(2,604,937)	(2,604,937)

Balance as of June 30, 2021	7,500,000	$750	$—	$(30,352,032)	$(30,351,282)

Net income	—	—	—	10,104,931	10,104,931

Balance as of September 30, 2021	7,500,000	$750	$—	$(20,247,101)	$(20,246,351)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited)

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
Note 2 — Restatement of Previously Issued Financial Statements (As Restated)
The Company historically classified a portion of the public shares as permanent equity to maintain stockholders’ equity in excess of
$5,000,000
on the basis that the Company will consummate its Business Combination only if the Company has net tangible assets of at least
$5,000,001
.
In connection with the preparation of the Company’s Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated
the Company’s application of ASC
480-10-S99
with respect to its accounting classification of public shares and determined that the public shares include redemption provisions that require classification of all public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above.
After further consideration, management re-evaluated the impact of the reclassification of a portion of the public shares on the Company’s previously issued financial statements and, in consultation with the audit committee of the Company’s board of directors, concluded that the reclassification of a portion of the public shares is material with respect to certain of the Company’s previously issued financial statements and that such financial statements should be restated, as further described below.
In connection with the restatement, the Company also corrected its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. The restatement had no impact on the Company’s liquidity or cash position.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Impact of the
Restatement
The impact to the financial statements as of June 30, 2021 and March 31, 2021 is presented below:

	As Previously Reported	Adjustment	As Restated
Condensed Balance Sheet as of June 30, 2021
Class A common stock, $0.0001 par value; subject to possible redemption at redemption value of $10.00 per share	$264,648,710	$35,351,290	$300,000,000
Class A common stock - $0.0001 par value	354	(354)	—
Additional paid-in capital	9,681,936	(9,681,936)	—
Accumulated deficit	(4,683,032)	(25,669,000)	(30,352,032)

Total stockholders’ equity (deficit)	$5,000,008	$(35,351,290)	$(30,351,282)

Class A shares subject to possible redemption	26,464,871	3,535,129	30,000,000
Condensed Statement Of Operations for the Three and Six Months Ended June 30, 2021
Basic and diluted net loss per common share – Class A common stock for the three months ended June 30, 2021	$—	$(0.07)	$(0.07)
Basic and diluted net loss per common share – Class B common stock for the three months ended June 30, 2021	(0.35)	0.28	(0.07)
Basic and diluted net loss per common share – Class A common stock for the six months ended June 30, 2021	$—	$(0.16)	$(0.16)
Basic and diluted net loss per common share – Class B common stock for the six months ended June 30 , 2021	(0.62)	0.46	(0.16)
Condensed Statement Of Cash Flows For The Six Months Ended June 30 , 202 1
Initial value of Class A common stock subject to possible redemption, as corrected	$268,490,170	$(268,490,170)	$—
Change in value of Class A common stock subject to possible redemption	$(3,841,460)	$3,841,460	$—

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Condensed Balance Sheet as of March 31, 2021
Class A common stock, $0.0001 par value; subject to possible redemption at redemption value of $10.00 per share	$267,253,650	$32,746,350	$300,000,000
Class A common stock - $0.0001 par value	327	(327)	—
Class B common stock - $0.0001 par value	750	—	750
Additional paid-in capital	7,077,023	(7,077,023)	—
Accumulated deficit	(2,078,095)	(25,669,000)	(27,747,095)

Total stockholders’ equity (deficit)	$5,000,005	$(32,746,350)	$(27,746,345)

Class A shares subject to possible redemption	26,725,365	3,274,635	30,000,000
Condensed Statement Of Operations For The Three Months Ended March 31, 2021
Basic and diluted net loss per common share – Class A common stock for the three months ended March 31, 2021	$—	$(0.10)	$(0.10)
Basic and diluted net loss per common share – Class B common stock for the three months ended March 31, 2021	(0.28)	0.18	(0.10)
Condensed Statement Of Cash Flows For The Three Months Ended March 31, 2021
Initial value of Class A common stock subject to possible redemption, as corrected	$268,490,170	$(268,490,170)	$—
Change in value of Class A common stock subject to possible redemption	$(1,236,520)	$1,236,530	$—

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
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on February 12, 2021, as well as the Company’s Current Report on Form
8-K
filed with the SEC on February 17, 2021, the interim results for the three months ended March 31, 2021 on Form 10-Q filed with the SEC on May 25, 2021 and the interim results for the three months ended June 30, 2021 on Form 10-Q filed with the SEC on August 12, 2021, in each case as restated in Note 2. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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
Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
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

1
3

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO CONDENSED FINANCIAL
STATEMENTS (UNAUDITED)

Below is a reconciliation of the net income per share of common stock:

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share
Numerator:
Allocation of net income	$8,083,945	$2,020,986	$4,165,080	$1,257,817
Denominator
Weighted-average shares outstanding	30,000,000	7,500,000	24,835,165	7,500,000
Basic and diluted net income per share	$0.27	$0.27	$0.17	$0.17
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
Note 1
1
 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed unaudited financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

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
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” gives effect to the restatement of our financial statements, as discussed in Note 2—Restatement of Previously Issued Financial Statements to our condensed financial statements included in this report. For further detail regarding the restatement, see “Explanatory Note” and Part I, Item 4. Controls and Procedures.
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
and
15d-15(e)
under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments, as further described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. In connection with the preparation of this report, management re-evaluated the Company’s application of ASC 480-10-S99 to its accounting classification of public shares. Upon such re-evaluation, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement, and as a result, concluded that our previously issued financial statements for the Restatement Periods should be restated in this report to reflect the reclassification, as discussed in Note 2—Restatement of Previously Issued Financial Statements to our condensed financial statements in this report.
As a result, our management concluded that the material weakness identified in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021, had not been remediated and that there was a material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments in internal control over financial reporting as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the circumstances that led our management to conclude that our previously issued financial statements should be restated to reflect the reclassification of a portion of our the public shares, as described above, and our remediation efforts described below.
In light of the material weakness described above, our personnel and third-party professionals with whom we consult regarding complex accounting applications continued to perform additional analyses as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. We plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements. We can offer no assurance that our remediation plan will ultimately have the intended effects.

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
As described elsewhere in this report, we have identified a material weakness in our internal control over financial reporting related to our evaluation of accounting standards for complex financial instruments, and we have restated certain of our previously issued financial statements in this report. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See Note 2—Restatement of Previously Issued Financial Statements to our condensed financial statements and Part I, Item 4. Controls and Procedures in this report.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to take steps to remediate the material weakness. If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and the price of our securities may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Paul A. Galiano
		Name:	Paul A. Galiano
Dated: December 20, 2021		Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

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