Form 10-K
period 2021-12-31
Tishman Speyer Innovation Corp. II
filed 2022-03-29
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant (1) has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The aggregate market value of voting and
non-voting
common stock held by
non-affiliates
of the registrant (for this purpose, executive officers and directors of the registrant are considered affiliates) as of June 30, 2021 (the last business day of the most recently completed second quarter) was approximately $297,300,000.
As of March 2
9
,
 2022, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report on Form
10-K
that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete an initial business combination;

•	our expectations around the performance of a prospective target;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.
The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I
References in this report to “we,” “us” or the “Company” refer to Tishman Speyer Innovation Corp. II, a Delaware corporation, to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Tishman Speyer Innovation Sponsor II, L.L.C., a Delaware limited liability company. “Tishman Speyer” refers to are to Tishman Speyer Properties, L.P., a New York limited partnership, and the parent of our Sponsor. References to our “initial stockholders” refer to our Sponsor and to our independent directors, Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi. Refer to the glossary at the end of this report for additional terms.
ITEM 1. BUSINESS.
Introduction
We are a blank check company, originally incorporated in Delaware on November 12, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”).
As of December 31, 2021, we had not commenced any operations. All activity for the period from November 12, 2020 (inception) through December 31, 2021 relates to our formation and the initial public offering described below and since our initial public offering (the “IPO”), the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating
income in the form of interest income from the proceeds derived from the IPO (as defined below). We have selected December 31 as our fiscal year end.
The registration statement for the IPO was declared effective on February 11, 2021. On February 17, 2021, we consummated the IPO of 30,000,000 units, at $10.00 per unit, generating gross proceeds of $300.0 million. Each unit consists of one share of our Class A common stock and one-fifth
of one redeemable warrant.
Simultaneously with the closing of the IPO, we consummated the sale of 5,334,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $8.0 million.
Transaction costs of the IPO amounted to $17,018,662, consisting of $6,000,000 of cash underwriting fees, $10,500,000 of deferred underwriting fees, and $518,662 of other offering costs.
Following the closing of the IPO on February 17, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any shares of Class A common stock properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, and (iii) the redemption of shares of Class A common stock if we are unable to complete a Business Combination by February 17, 2023, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Initial Business Combination
General
We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, the proceeds of the sale of our shares in connection with our Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.
If our Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, to fund the purchase of other companies or for working capital.
Selection of Target Businesses
While we may pursue an acquisition opportunity in any industry or geographic region, we currently intend to focus on identifying businesses that can benefit from our sponsor’s leading brand, operational expertise and global network in the real estate industry, including real estate adjacent businesses and technologies targeting the real estate space, which we refer to as “Proptech” businesses. We define Proptech businesses broadly as those applying innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, underwriting, acquisition, leasing, financing, management and disposition of real estate properties. Leveraging our sponsor’s deep and global real estate expertise and extensive network of relationships, we intend to identify innovative companies that have the potential to disrupt different aspects of the real estate industry or related industries and to transform how stakeholders relate to real estate in the future. These stakeholders include brokers, investors, lenders, operators, municipalities, service providers, owners, residents and tenants. Our sponsor and management team have a proven track record in identifying opportunities in the real estate industry that have generated attractive risk-adjusted returns.
Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our Business Combination and that any such business combination be approved by a majority of our independent directors. Our board of directors will make the determination as to the fair market value of our Business Combination. If our board of directors is not able to independently determine the fair market value of our Business Combination, we will obtain an opinion from an independent investment banking firm or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects.
We may pursue an initial business combination opportunity jointly with the corporate parent of our Sponsor, or one or more of its affiliates, which may include Tishman Speyer or one or more of its affiliates. We refer to such an initial business combination opportunity as an “Affiliated Joint Acquisition.” Any such parties may co-invest
with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing stockholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B common stock, issuances or deemed issuances of Class A common stock or equity-linked securities would result in an adjustment to the ratio at which shares of Class B common stock shall convert into shares of Class A common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. No such entity has an obligation to make any such investment, and may compete with us for potential business combinations.

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition, as described above. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.
Sourcing of Potential Acquisitions
We believe that the network of contacts and relationships of our management team will provide us with an important source of acquisition opportunities. In addition, we anticipate that potential targets will be brought to our attention from various unaffiliated sources, including investment market participants, venture capital investors, investment banks, private equity firms, consultants, accounting firms and large business enterprises. In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with management and employees, diligence from a customer and product standpoint, as well as a review of financial, operational, legal and other information which will be made available to us.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete an initial business combination with a target that is affiliated with our sponsor, officers or directors, our board of directors, or a committee of independent directors, would take appropriate steps to mitigate any perceived conflict of interest including possibly obtaining an opinion from an independent investment banking firm or a valuation or appraisal firm stating that such an initial business combination is fair to our company from a financial point of view.
Members of our management team may directly or indirectly own Founder Shares and/or private placement warrants following the IPO and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Tishman Speyer and its affiliates, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. No members of our management team have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as a director or officer of the company. Our management in their capacities as employees of the sponsor or in their other endeavors, may be required to present potential business combinations to other entities, before they present such opportunities to the company. In addition, we may pursue an Affiliated Joint Acquisition opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as our director or officer and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our Business Combination, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our Business Combination with respect to our warrants. The redemption rights will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Our Sponsor, officers and directors have entered into a letter agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares they hold and any public shares they may acquire during or after the IPO in connection with the completion of our Business Combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) without a stockholder vote by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transaction in which we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s stockholder approval rules.
The requirement that we provide our public stockholders with the opportunity to redeem their public shares by one of the two methods listed above is contained in provisions of our amended and restated certificate of incorporation and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by holders of 65% of our common stock entitled to vote thereon.

If we provide our public stockholders with the opportunity to redeem their public shares in connection with a stockholder meeting, we will:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.
If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Shares of our common stock held by our sponsor and officers and directors will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares they hold and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our Business Combination. As a result, we would need 11,250,001, or 37.5% (assuming all outstanding shares are voted and the over-allotment option is not exercised) or 1,875,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted and the over-allotment option is not exercised), of the 30,000,000 public shares sold in the IPO to be voted in favor of a Business Combination in order to have our Business Combination approved. These quorum and voting thresholds, and the voting agreements of our sponsor, officers and directors, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E under the Exchange Act, which regulate issuer tender offers, and

•
file tender offer documents with the SEC prior to completing our Business Combination, which will contain substantially the same financial and other information about the Business Combination and the redemption rights as is required pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Business Combination.
Upon the public announcement of our Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
under the Exchange Act to purchase shares of our Class A common stock in the open market, in order to comply with Rule
14e-5
under the Exchange Act.
We intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent or deliver their shares to our transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public stockholders, which could delay redemptions and result in additional administrative cost. If a proposed Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public stockholders who elected to redeem their shares.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, a proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares in connection with such Business Combination, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.
Limitation on Redemption upon Completion of Our Initial Business Combination if We Seek Stockholder Approval
Our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our Business Combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination.
Redemption of Public Shares and Liquidation if No Initial Business Combination
Our amended and restated certificate of incorporation provides that we have only 24 months from the closing of the IPO to complete our Business Combination. If we do not complete our Business Combination within such
24-month
period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the
24-month
time period.
Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our Business Combination within 24 months from the closing of the IPO. However, if our sponsor or management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our Business Combination within the allotted
24-month
time period.

Our sponsor, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the closing of the IPO or with respect to any other material provisions relating to stockholders’ rights or pre-Business
Combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,000,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $250,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.00. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,000,000 from the proceeds of the IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000).
In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.
The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by February 17, 2023 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by February 17, 2023, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we do not complete our Business Combination by February 17, 2023, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 24th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years.
However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote.
Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our Business Combination by February 17, 2023, (ii) in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by February 17, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-Business
Combination activity or (iii) if they redeem its shares for cash upon the completion of our Business Combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

Competition
In identifying, evaluating and selecting a target business for our Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating a Business Combination.
Employees
We currently have three executive officers: Robert J. Speyer, Paul A. Galiano and Jenny Wong. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Business Combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our Business Combination.
Available Information
We are required to file Annual Reports on Form
10-K
and Quarterly Reports on Form
10-Q
with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form
8-K.
The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at c/o Tishman Speyer, 45 Rockefeller Plaza, New York, New York 10111 or by telephone at
(212) 715-0300.

ITEM 1A.	RISK FACTORS.
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form
10-K
and the prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
Summary Risk Factors

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Our directors and officers may have interests in our initial business combination different from the interests of our stockholders.

•	We will incur transaction costs in connection with our initial business combination.

•
Our ability to consummate our initial business combination, and the operations of the post-combination company following our initial business combination, may be materially adversely affected by the recent coronavirus
(COVID-19)
pandemic.

•
Certain requirements and terms of the IPO and our securities may make it difficult for us to enter into our initial business combination with a target or may not allow us to consummate the most desirable business combination or optimize our capital structure.

•
If third parties bring claims against us or in certain other circumstances, such as a bankruptcy, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

•
You will not have any rights or interests in funds from the trust account, except under certain circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	Past performance by our management team on whom we are dependent, may not be indicative of future performance of an investment in us or the returns we will, or are likely to, generate going forward.

•
Management’s flexibility in identifying and selecting a prospective acquisition target, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

•
Our initial stockholders hold a substantial interest in our common stock. As a result, they will exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

•
Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.

•	Holders of warrants will not participate in liquidating distributions if we do not complete an initial business combination within the required time period, and the warrants will expire worthless.

•
We are not registering the Class A common stock issuable upon exercise of warrants under the Securities Act at this time, and a registration may not be in place when you desire to exercise warrants, thus precluding you from being able to exercise your warrants except on a “cashless basis” and potentially causing your warrants to expire worthless.

•	We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to holders.

•
Future sales, or the perception of future sales, of our common stock by us or our existing stockholders in the public market following the closing of the Business Combination could cause the market price for our common stock to decline.

•	We do not intend to pay dividends on our Class A common stock for the foreseeable future.

•	We may seek business combination opportunities in industries outside of the Proptech space, which may or may not be outside of our management’s area of expertise.
Risks Relating to our Search for, or Inability to Consummate, a Business Combination and Post-Business Combination Risks
We are a blank check company with limited operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the State of Delaware, and our operations are limited to searching for prospective target businesses to acquire. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.
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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. We had previously accounted for our private placement warrants and public warrants as equity. After considering the Staff Statement, we determined that our warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at issuance (on the date of the consummation of our initial public offering) and at each reporting date, with changes in fair value recognized in the statement of operations in the period of the change. Accordingly, the audit committee of our board of directors (the “audit committee”), based on the recommendation of management, concluded that certain items in our previously audited balance sheet as of February 17, 2021 should be corrected to reflect a reclassification of our warrants as liabilities in application of Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity.
In addition, in certain of our previously issued financial statements, a portion of our redeemable shares of Class A common stock (the “public shares”) were classified as permanent equity to maintain shareholders’ equity in excess of $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation. However, in connection with the preparation of our Form 10-Q for the quarterly period ended September 30, 2021, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above. After further consideration, subsequent to the filing of our Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated the impact of the reclassification of a portion of the public shares on our previously issued financial statements and, in consultation with the audit committee, concluded that the reclassification was material with respect to certain of our previously issued financial statements. Accordingly, the audit committee, based on the recommendation of management, concluded that certain of our previously issued financial statements should be restated to reflect a reclassification of all of our public shares to permanent equity in application of ASC 480-10-S99, Accounting For Redeemable Equity Instruments.
As a result of the foregoing reclassifications, management concluded that there was a material weakness in our internal control over financial reporting related to our evaluation and review of complex accounting standards for equity transactions as of December 31, 2021, as further described in Part II, Item 9A., Controls and Procedures, in this Annual Report on Form 10-K.
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

Your ability to influence or otherwise affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
Since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding our Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.
Our stockholders may not be afforded an opportunity to vote on our Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.
We may choose not to hold a stockholder vote to approve our Business Combination if the Business Combination would not require stockholder approval under applicable law or stock exchange listing requirement. Except for as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Even if we seek stockholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if a majority of our public stockholders do not approve of the business combination we complete.
Our Sponsor, officers and directors have agreed to vote in favor of our Business Combination, regardless of how our public stockholders vote.
Our initial stockholders, including our Sponsor, or their permitted transferees, currently own 20% of our outstanding common stock. Our Sponsor, officers and directors also may from time to time purchase Class A common stock prior to our Business Combination. Our amended and restated certificate of incorporation provides that, if we seek stockholder approval of a Business Combination, such Business Combination will be approved if we receive the affirmative vote of a majority of the shares voted at such meeting, including the founder shares. As a result, in addition to our founder shares, we would need 11,250,001, or 37.5% (assuming all outstanding shares are voted) or 1,875,000, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 30,000,000 public shares outstanding to be voted in favor of a Business Combination in order to have our Business Combination approved. Accordingly, if we seek stockholder approval of our Business Combination, the agreement by our Sponsor, officers and directors, or their permitted transferees, to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination. The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or make us unable to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B common stock results in the issuance of shares of Class A common stock on a greater than one-to-one
basis upon conversion of the shares of Class B common stock at the time of our Business Combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Business Combination would be unsuccessful is increased. If our Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.
The requirement that we complete our Business Combination by February 17, 2023 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Business Combination by February 17, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.
We may not be able to complete our initial business combination by February 17, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and complete our Business Combination by February 17, 2023. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If we seek stockholder approval of our Business Combination, our sponsor, officers and directors, advisors and their affiliates may elect to purchase shares or public warrants from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.
In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrantholders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy materials or tender offer documents, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their stock certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Business Combination. In addition, if we conduct redemptions in connection with a stockholder vote, we intend to require a public stockholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a stockholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of a Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by February 17, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-Business
Combination activity, and (iii) the redemption of our public shares if we do not complete a Business Combination by February 17, 2023, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we do not complete a Business Combination by February 17, 2023 is not completed for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond February 17, 2023 before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
In connection with our assessment of going concern considerations in accordance with ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that our mandatory liquidation and subsequent dissolution, should we be unable to complete a business combination by February 17, 2023, raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a business combination by this time or whether we may seek an extension of the acquisition period. If we are unable to complete a business combination, then we will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution as well as our current cash balance and working capital deficit raise substantial doubt about our ability to continue as a going concern.
If you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
Our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we will not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we do not complete our Business Combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
There is competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a stockholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we do not complete our Business Combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of the IPO, it could limit the amount available to fund our search for a target business or businesses and complete our Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Business Combination.
Of the net proceeds of the IPO, only $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the 24 months following the closing of the IPO; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we do not complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.
Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining debt financing to partially finance the Business Combination or thereafter. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.00 per share.
Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. The underwriters of the IPO will not execute agreements with us waiving such claims to the monies held in the trust account.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we do not complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, which was filed as an exhibit to our Current Report on Form
8-K
filed on February 17, 2021, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our independent directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,
each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act.
The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by February 17, 2023; and (iii) absent a Business Combination by February 17, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-Business
Combination activity, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.
The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by February 17, 2023 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of the IPO in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.
Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination by February 17, 2023 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
We may not hold an annual meeting of stockholders until after the consummation of our Business Combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the consummation of our Business Combination, and thus we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our Business Combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our shares of Class A common stock.
Pursuant to an agreement to be entered into on or prior to the closing of the IPO, our initial stockholders and their permitted transferees can demand that we register the shares of Class A common stock into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A common stock issuable upon exercise of the private placement warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A common stock issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the shares of common stock owned by our initial stockholders or their permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector or any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
While we currently intend to focus our search on identifying a prospective target that can benefit from our Sponsor’s leading brand, operational expertise and global network in the real estate industry, including Proptech businesses, we may pursue a Business Combination opportunity in any industry or geographic region. Our amended and restated certificate of incorporation prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become more scarce and there may be increased competition for attractive targets. This could increase the cost of our Business Combination or result in our inability to consummate a Business Combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into a Business Combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate a Business Combination. Additionally, because there are more special purpose acquisition companies seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become more scarce for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. Any of these factors could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate a Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.
If we acquire a company servicing the real estate industry and those adjacent industries that focus on the built environment by providing Proptech solutions, our future operations will be subject to risks associated with this sector.
While we may pursue an acquisition opportunity in any industry or geographic region, we currently intend to focus on identifying businesses that can benefit from our sponsor’s leading brand, operational expertise and global network in the real estate industry, including Proptech businesses. Because we have not yet identified or approached any specific target business, we cannot provide specific risks of any business combination. However, risks inherent in investments in this sector include risks that are traditionally associated with investments in Proptech businesses, as well as those related to investments in technology businesses, which may include, but are not limited to, the following:

•
adverse changes in international, national, regional or local economic, demographic and market conditions, such as the conflict between Russia and Ukraine, as well as global health crises, such as the
COVID-19
pandemic, all of which may materially adversely affect market demand and pricing;

•	adverse changes in financial conditions of buyers, sellers and tenants of properties, which could adversely affect demand for our products and services;

•	competition from other companies and businesses that service the real estate industry by providing real estate adjacent technologies and solutions, including Proptech businesses;

•	the ability to develop successful new products or improve existing ones;

•
the disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, which may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could harm our business;

•	an inability to deal with our or customers’ privacy concerns;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products, which could harm our business and reputation;

•	fluctuations in interest rates, which could adversely affect the ability of buyers, developers, investors and tenants of properties to obtain financing on favorable terms or at all;

•	rapid change, increasing consumer expectations and growth;

•	litigation and other legal proceedings, including related to licenses or enforcement of intellectual property rights on which our business may depend;

•	the ability to attract and retain highly skilled employees;

•	environmental risks; and

•	civil unrest, labor strikes, acts of God, including earthquakes, floods and other natural disasters and acts of war or terrorism, which may result in uninsured losses.
Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to companies that service the real estate industry and those adjacent industries that focus on the built environment. Accordingly, if we acquire a target business in another industry, these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Business Combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.
To the extent we complete our Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our stockholders from a financial point of view.
Unless we complete our Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.
We may issue additional shares of Class A common stock or shares of preferred stock to complete our initial business combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A common stock upon the conversion of our founder shares at a ratio greater than one-to-one
at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.
We may issue a substantial number of additional shares of Class A common stock or shares of preferred stock to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares in connection with the redemption of our warrants or shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our Business Combination as a result of the anti-dilution provisions as set forth therein.
However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond February 17, 2023 or (y) amend the foregoing provisions. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote. The issuance of additional shares of common stock or shares of preferred stock:

•	may significantly dilute the equity interest of investors in this offering;

•	may subordinate the rights of holders of Class A common stock if shares of preferred stock are issued with rights senior to those afforded our Class A common stock;

•
could cause a change in control if a substantial number of shares of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Business Combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Business Combination within the required time period, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
We may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.
We may attempt to complete business combinations simultaneously with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.
We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management team may not be able to maintain our control of a target business after our Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target business, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of Class A common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding Class A common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our stockholders or warrant holders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares in connection with such Business Combination, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our Business Combination that our stockholders may not support.
In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation and our warrant agreement will generally require a vote of holders of at least 50% of our common stock or holders of at least 50% of the public warrants, as applicable, and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated certificate of incorporation will require us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a Business Combination by February 17, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-Business
Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate a Business Combination in order to effectuate our Business Combination.

We may be unable to obtain additional financing to complete our Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.
We are targeting business combinations with businesses that have enterprise values that are greater than we acquired with the net proceeds of the IPO and the sale of the private placement warrants. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public stockholders, we may be required to seek additional financing to complete such proposed Business Combination. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our Business Combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our Business Combination, or to fund the purchase of other companies. If we do not complete our Business Combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.
The federal proxy rules require that the proxy statement with respect to the vote on a Business Combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States).
These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700,000,000 as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K
of the Securities Act. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates
equals or exceeds $250 million as of the prior June 30, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
equals or exceeds $700,000,000 as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Business Combination, require substantial financial and management resources, and increase the time and costs of completing a Business Combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form
10-K
for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our shares of Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation and Delaware law may have the effect of discouraging lawsuits against our directors and officers.
Our amended and restated certificate of incorporation requires, unless we consent in writing to the selection of an alternative forum, that (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (iii) any action asserting a claim against us, our directors, officers or employees arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws, or (iv) any action asserting a claim against us, our directors, officers or employees governed by the internal affairs doctrine may be brought only in the Court of Chancery in the State of Delaware, except any claim (A) as to which the Court of Chancery of the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. If an action is brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Notwithstanding the foregoing, our amended and restated certificate of incorporation provides that this exclusive forum provision will not apply to suits arising under the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.
Although we believe this provision benefits us by providing increased consistency in the application of Delaware law in the types of lawsuits to which it applies, a court may determine that this provision is unenforceable, and to the extent it is enforceable, the provision may have the effect of discouraging lawsuits against our directors and officers, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
Risks Relating to our Sponsor and Management Team
Past performance by our management team or their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team and their affiliates, or businesses associated with them, is presented for informational purposes only. Past performance by such individuals and entities is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our Business Combination. You should not rely on the historical record of the performance of our management team or their affiliates or businesses associated with them as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek business combination opportunities in industries outside of the Proptech space, which may or may not be outside of our management’s area of expertise.
Although are focused on identifying business combination candidates that can benefit from our sponsor’s leading brand, operational expertise and global network in the real estate industry, including Proptech businesses, in the United States (including candidates based in the United States which may have operations or opportunities outside the United States) or other developed countries, and we will not initially actively seek to identify business combination candidates in other industries (which industries may be outside our management’s area of expertise), we will consider a business combination outside of the Proptech space if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable Proptech business after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our units may ultimately prove to be less favorable to investors in this offering than a direct investment, if an opportunity were available, in a business combination candidate.
In the event we elect to pursue a business combination outside of the real estate industry or adjacent industries, our management’s expertise may not be directly applicable to its evaluation or operation.
We depend upon our executive officers and directors and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.
Our ability to successfully effect our Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct.
These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Delaware law.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain stockholders or warrant holders following the business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission. The impacts from the
COVID-19
pandemic exacerbate these risks.
The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a further discussion of our executive officers’ and directors’ other business affairs, please see “
Item 10. Directors, Executive Officers and Corporate Governance
.”
Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Following the completion of the IPO and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including Tishman Speyer and its affiliates, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity.

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation. In addition, each of our executive officers also serves as an executive officer and director of Tishman Speyer Innovation Corp. II, a blank check company formed for substantially similar purposes as our company, and our Sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.
For further discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “
Item 10. Directors, Executive Officers and Corporate Governance
” and “
Item 13. Certain Relationships and Related Transactions, and Director Independence
.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so or we may acquire a target business through an Affiliated Joint Acquisition. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Delaware law and we or our stockholders might have a claim against such individuals for infringing on our stockholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.
We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, our officers, directors or existing holders, which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, including Tishman Speyer and its affiliates, we may decide to acquire one or more businesses affiliated with our sponsor or its executive officers, directors or existing holders. Our directors also serve as officers and board members for other entities, and such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent directors. Despite our agreement to obtain an opinion from an independent investment banking firm or a valuation or appraisal firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire during or after the IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.
On November 18, 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for $25,000. On November 24, 2020, our sponsor forfeited 5,750,000 founder shares. On January 22, 2021, we effected a
2.5-for-1
Class B common stock split resulting in our sponsor owning 7,187,500 founder shares; our sponsor then transferred 30,000 founder shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, our independent director nominees, in each case for approximately the same per-share
price initially paid by our sponsor, resulting in our sponsor owning 7,067,500 founder shares. On February 12, 2021, we effected a
1.2-for-1
forward stock split, resulting in our sponsor holding 8,481,000 founder shares and each of our independent directors holding 36,000 founder shares. The number of founder shares issued was determined based on the expectation that the total size of the IPO would be a maximum of 34,500,000 units if the underwriters’ over-allotment option is exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares of our common stock after the IPO. 1,125,000 of the founder shares were later forfeited because the underwriters’ over-allotment was not exercised. The founder shares will be worthless if we do not complete a Business Combination. In addition, our sponsor purchased an aggregate of 5,333,334 private placement warrants, each exercisable for one share of Class A common stock at $11.50 per share, for an aggregate purchase price of $8,000,000, or $1.50 per warrant, that will also be worthless if we do not complete our Business Combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as February 17, 2023 nears, which is the deadline for our completion of a Business Combination.
Certain agreements related to the IPO may be amended without stockholder approval.
Each of the agreements related to the IPO to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended without stockholder approval. Such agreements are: the underwriting agreement; the letter agreement among us, our Sponsor, officers and directors; the registration rights agreement among us and our initial stockholders, including our Sponsor; and the private placement warrants purchase agreement between us and our Sponsor; and the administrative services agreement between us and our Sponsor. These agreements contain various provisions that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up
provisions with respect to the founder shares, private placement warrants and other securities held by our Sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our Business Combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement. Any amendment entered into in connection with the consummation of our Business Combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such Business Combination, and any other material amendment to any of our material agreements will be disclosed in a filing with the SEC. Any such amendments would not require approval from our stockholders, may result in the completion of our Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to the lock-up
provision discussed above may result in our Sponsor, officers and directors selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.
If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
Risks Relating to Our Securities
Following the Business Combination, our Class A common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of our Class A common stock following the Business Combination is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors, including the following:

•	the impact of the COVID-19 pandemic on our financial condition and the results of operations;

•	our operating and financial performance and prospects;

•	our quarterly or annual earnings or those of other companies in our industry compared to market expectations;

•	conditions that impact demand for our products and/or services;

•	future announcements concerning our business, our clients’ businesses or our competitors’ businesses;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	the market’s reaction to our reduced disclosure and other requirements as a result of being an

•	“emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”);

•	the size of our public float;

•	coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	changes in laws or regulations which adversely affect our industry or us;

•	privacy and data protection laws, privacy or data breaches, or the loss of data;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in senior management or key personnel;

•	issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;

•	changes in our dividend policy;

•	adverse resolution of new or pending litigation against us; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.
In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We do not intend to pay dividends on our Class A common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of our business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of our board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that our board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.
Unlike some other similarly structured special purpose acquisition companies, our initial stockholders, or their permitted transferees, will receive additional shares of Class A common stock if we issue certain shares to consummate a Business Combination.
The founder shares will automatically convert into shares of Class A common stock at the time of the consummation of our Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with our Business Combination, the number of shares of Class A common stock issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by public stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the company in connection with or in relation to the consummation of the Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the Business Combination and any private placement warrants issued to our Sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one
basis. This is different than some other similarly structured special purpose acquisition companies in which the initial stockholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our Business Combination.
A provision of our warrant agreement may make it more difficult for us to consummate a Business Combination.
Unlike some other blank check companies, if (x) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price, which we refer to as the “Newly Issued Price,” to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or their affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance including any transfer or reissuance of such shares), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of our Business Combination on the date of the consummation of our Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A common stock during the 10 trading day period starting on the trading day prior to the day on which we consummate our Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price of the warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate a Business Combination with a target business.

The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of a Business Combination that some of our stockholders may not support.
Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 65% of our common stock entitled to vote thereon and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders beneficially own 20% of our common stock and may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-
business combination behavior more easily than some other special purpose acquisition companies, and this will increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.
Our Sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination by February 17, 2023 or with respect to any other material provisions relating to stockholders’ rights or pre-Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less amounts released to us to pay our taxes), divided by the number of then outstanding public shares. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers, or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
Our initial stockholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders, or their permitted transferees, beneficially own 20% of our issued and outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders, including our Sponsor, or our officers and directors, purchase any units or Class A common stock, this would increase their control. Neither our initial stockholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the business combination. Accordingly, our initial stockholders, or their permitted transferees, will continue to exert control at least until the completion of our Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of Class A common stock purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
The warrants may become exercisable and redeemable for a security other than shares of Class A common stock, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our Business Combination, the warrants may become exercisable for a security other than the shares of Class A common stock. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use its commercially reasonable efforts to register the issuance of the security underlying the warrants within fifteen business days of the closing of a Business Combination.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date we give notice of redemption to the warrant holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of our shares of Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of shares of Class A common stock determined based on the redemption date and the fair market value of our shares of Class A common stock. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 shares of Class A common stock per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees, subject to certain exceptions.
Our warrants may have an adverse effect on the market price of our shares of Class A common stock and make it more difficult to effectuate our Business Combination.
We issued warrants to purchase 10,000,000 shares of our Class A common stock as part of the units offered in connection with the IPO, and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 5,333,334 private placement warrants, each exercisable to purchase one share of Class A common stock at $11.50 per share. In addition, if our Sponsor or an affiliate of our Sponsor or certain of our officers and directors makes any working capital loans, such lender may convert those loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. To the extent we issue common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of Class A common stock and reduce the value of the Class A common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.
In the SEC Staff Statement on April 12, 2021, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. As a result of the SEC Staff Statement, our warrants are classified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 are derivative liabilities related to embedded features contained within our warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
We cannot guarantee that our securities will continue to be listed on Nasdaq in the future or prior to our Business Combination. In order to continue listing our securities on Nasdaq prior to our Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our stockholder’s equity would generally be required to be at least $5,000,001. We cannot assure you that we will be able to meet those initial listing requirements at that time.
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on Nasdaq, these securities qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We currently utilize office space at 45 Rockefeller Plaza, New York, NY 10111 from our Sponsor. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.
As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our units, Class A common stock and warrants are listed on Nasdaq under the symbols “TSIBU”, “TSIB” and “TSIBW”, respectively.
Holders
As of March 29, 2022, there was one holder of record of our units, one holder of record of Class A common stock, five holders of record of Class B common stock and one holder of record of public warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose units, Public Shares and public warrants are held of record by banks, brokers and other financial institutions.
Dividend Policy
The Company has not paid any cash dividends on its common stock to date and does not intend to pay cash dividends prior to the completion of its Business Combination.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales
The sales of the Founder Shares and Private Placement Warrants to our Sponsor and our initial stockholders as described herein were deemed to be exempt from registration under the Securities Act, in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.
Use of Proceeds
On February 11, 2021, our registration statement on Form
S-l
(File No. 333-252423) was declared effective by the SEC for the IPO pursuant to which we sold an aggregate of 30,000,000 units at an offering price to the public of $10.00 per unit for an aggregate offering price of $300,000,000, with each unit consisting of one share of Class A common stock and one-fifth
of one warrant. Each whole warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share. BofA Securities, Inc. and Allen & Company LLC acted as joint book-running managers of the IPO (the “underwriters”). The IPO was consummated on February 17, 2021.
Net proceeds of $300,000,000 from the IPO and the sale of Private Placement Warrants, including deferred underwriting commissions of approximately $10,500,000, are held in the Trust Account at December 31, 2021. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated February 11, 2021, which was filed with the SEC.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis should be read in conjunction with the financial statements and related notes included elsewhere in this Annual Report on Form
10-K.
This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form
10-K.
Overview
Tishman Speyer Innovation Corp. II was incorporated in Delaware on November 12, 2020. We were formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While we may pursue an acquisition opportunity in any industry or geographic region, we intend to focus its search on identifying a prospective target that can benefit from our sponsor’s leading brand, operational expertise, and global network in the real estate industry, including real estate adjacent Proptech businesses. We are at an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, we have not yet commenced any operations. All activity through December 31, 2021, relates to our formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of its Business Combination, at the earliest. We will generate non-operating income
in the form of interest income on the proceeds derived from the IPO. Our sponsor is Tishman Speyer Innovation Sponsor II, L.L.C. (the “Sponsor”).
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
of the Investment Company Act, as we determined. Except with respect to interest earned on the funds held in the trust account that may be released to us to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the trust account until the earliest of (a) the completion of the our initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, and (c) the redemption of the our public shares if we are unable to complete the initial business combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.
We will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a business combination (the “Combination Period”). However, if we are unable to complete a business combination within the Combination Period, we will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
Our Sponsor, officers and directors have agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the trust account with respect to their founder shares and private placement shares if the we fail to complete the initial business combination within the Combination Period.

The Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked its Sponsor to reserve for such indemnification obligations, nor we have independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are our securities. Therefore, we cannot assure that its Sponsor would be able to satisfy those obligations.
Results of Operations
As of December 31, 2021, we had not commenced any operations. All activity for the period from November 12, 2020 (inception) through December 31, 2021, relates to preparation and consummation of the IPO and our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in
the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).
For the year ended December 31, 2021, we had net income of $4,302,374, consisting of a change in fair value of warrant liabilities of $8,265,285 and interest income of $16,455 partially offset by $3,144,397 in formation and operating costs, $313,274 in private warrant fair value in excess of cash received and $521,695 in transaction costs allocated to warrant liabilities. For the year ended December 31, 2020, we had a net loss of $998, consisting of formation costs.
Liquidity and Capital Resources
As of December 31, 2021, we had cash outside our trust account of $546,159, available for working capital needs. All remaining proceeds from the IPO were held in the trust account and is generally unavailable for our use, prior to an initial business combination.
For the year ended December 31, 2021, cash used in operating activities was $960,179. Net loss of $4,302,374 was primarily driven by a change in the fair value of the warrant liabilities of $7,952,011, interest earned on investments held in Trust Account of $16,455, transaction costs allocated to warrant liabilities of $521,695 and a net increase in operating liabilities of $2,184,218.
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

We have until February 17, 2023 to consummate a Business Combination.
In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that the mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.
Contractual Obligations
As of December 31, 2021, we did not have any long-term debt, capital or operating lease obligations. We entered into an administrative services agreement pursuant to which we will pay our Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and
ASC 815-15. The
classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at
the end of each reporting period. We account for our 11,333,334 warrants issued in connection with its IPO (6,000,000) and Private Placement (5,333,334) as derivative warrant liabilities in accordance with
ASC 815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At December 31, 2021, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants.
Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheet.

Net Income Per Share of Common Stock
We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021. No warrants were exercised during the year ended December 31, 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information called for by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	53
Balance Sheets as of December 31, 2021 and December 31, 2020	54
Statements of Operations for the Year Ended December 31, 2021 and for the Period from November 12, 2020 (Inception) to December 31, 2020	55
Statements of Changes in Stockholders’ (Deficit) Equity for the Year Ended December 31, 2021 and for the Period from November 12, 2020 (Inception) to December 31, 2020	56
Statements of Cash Flows for the Year Ended December 31, 2021 and for the Period from November 12, 2020 (Inception) to December 31, 2020	57
Notes to Financial Statements	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of
Directors of
Tishman Speyer Innovation Corp. II
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Tishman Speyer Innovation Corp. II (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from November 12, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 17, 2023, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 202
0
.
New York, New York
March 2
9
, 2022
PCAOB ID Number 100

TISHMAN SPEYER INNOVATION CORP. II
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$546,159	$1,975
Prepaid expenses	341,014	—
Deferred offering costs	—	228,025

Total current assets	887,173	230,000
Prepaid expenses, non-current	39,240	—
Invest ment s held in trust account	300,016,455	—

Total assets	$300,942,868	$230,000

Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	2,461,184	205,998
Due to related party	104,286	—

Total current liabilities	2,565,470	205,998
Deferred underwriters’ discount	10,500,000	—
Derivative warrant liabilities	9,244,272	—

Total liabilities	22,309,742	205,998

Commitments and Contingencies (see Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 250,000,000 shares authorized; 30,000,000 and 0 shares at redemption value of $10.00 per share at December 31, 2021 and December 31, 2020, respectively	300,000,000	—
Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 and 8,625,000 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	750	863
Additional paid-in capital	—	24,137
Accumulated deficit	(21,367,624)	(998)

Total stockholders’ (deficit) equity	(21,366,874)	24,002

Total Liabilities, Redeemable Common Stock and Stockholders’ (Deficit) Equity	$300,942,868	$230,000

See accompanying notes to financial statements.

TISHMAN SPEYER INNOVATION CORP. II
STATEMENTS OF OPERATIONS

	Year end ed December 31, 2021	For the period from November 12, 2020 (inception) to December 31, 2020

Formation and operating costs	$3,144,397	$998

Loss from operations	(3,144,397)	(998)

Other income/(expense)
Interest income on i nves tment s held i n Trust Account	16,455	—
Change in fair value of warrant liabilities	7,952,011	—
Transaction costs allocated to warrant liabilities	(521,695)	—

Total other income	7,446,771	—

Net income (loss)	$4,302,374	$(998)

Weighted average shares outstanding, basic and diluted—Class A common stock	26,136,986	—

Basic and diluted net income (loss) per common stock – Class A common stock	$0.13	$—

Weighted average shares outstanding, basic and diluted—Class B common stock	7,500,000	7,500,000

Basic and diluted net income (loss) per common stock – Class B common stock	$0.13	$(0.00)

See accompanying notes to financial statements.

TISHMAN SPEYER INNOVATION CORP. II
STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)

EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD
FROM NOVEMBER 12, 2020 (INCEPTION) TO DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance as of November 12, 2020 (inception)	—	$—	$—	$—	$—
Class B common stock issued	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	(998)	(998)

Balance as of December 31, 2020	8,625,000	$863	$24,137	$(998)	$24,002

Forfeiture of Class B shares by Sponsor	1,125,000	(113)	113	—	—
Accretion of Class A common stock to redemption amount	—	—	(24,250)	(25,669,000)	25,693,250
Net income	—	—	—	4,302,374	4,302,374

Balance as of December 31, 2021	7,500,000	$750	$—	$(21,367,624)	$(21,366,874)

See accompanying notes to financial statements.

TISHMAN SPEYER INNOVATION CORP. II
STATEMENTS OF CASH FLOWS

	Year End December 31, 2021	For the period from November 12, 2020 (inception) to December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$4,302,374	$(998)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in T rust A ccount	(16,455)	—
Change in fair value of warrant liabilities	(7,952,011)	—
Transaction costs allocated to warrant liabilities	521,695	—
Changes in operating assets and liabilities:
Prepaid expenses	(380,254)	—
Accounts payable and accrued expenses	2,460,186	998
Due to related party	104,286	—

Net cash used in operating activities	(960,179)	—

Cash Flows from Investing Activities:
Investment in trust account	(300,000,000)	—

Net cash used in investing activities	(300,000,000)	—

Cash flows from Financing Activities:
Proceeds from issuance of founder’s shares	—	25,000
Proceeds from Initial Public Offering, net of underwriters’ discount	294,000,000	—
Proceeds from issuance of private placement warrants	8,000,000	—
Payments of offering costs	(495,637)	(23,025)

Net cash provided by financing activities	301,504,363	1,975

Net change in cash	544,184	1,975
Cash, beginning of the period	1,975	—

Cash, end of the period	$546,159	$1,975

Supplemental Disclosure of Non-cash Financing Activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$205,000

Deferred underwriters’ discount payable charged to temporary equity	$10,500,000	$—

See accompanying notes to financial statements.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Business Operations
Organization and General
Tishman Speyer Innovation Corp. II (the “Company”) was incorporated in Delaware on November 12, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). While the Company may pursue an acquisition opportunity in any industry or geographic region, the Company intends to focus its search on identifying a prospective target that can benefit from the Company’s sponsor’s leading brand, operational expertise, and global network in the real estate industry, including real estate adjacent Proptech businesses. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.”
As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on the proceeds derived from the IPO.
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
Transaction costs amounted to $17,018,662 consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,662 of other offering costs. Of the total transaction costs, $521,695 was expensed as non-operating
expenses in that statement of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
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

Liquidity and Going Concern

As of December 31, 2021, the Company had cash outside the Trust Account of $546,159 available for working capital needs. All remaining cash and cash equivalents held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock and to pay taxes. As of December 31, 2021, none of the amount in the Trust Account was withdrawn as described above.
Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
The Company has until February 17, 2023 to consummate a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, and the results of its operations and its cash flows.
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
Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, the Company had no cash equivalents.
Investments held in Trust Account
At December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2021 and December 31, 2020, the Company has not experienced losses on this account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.
Under ASC
480-10-S99,
the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
At December 31, 2021 the Class A common stock reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(9,196,283)
Less: Class A common stock issuance costs	(16,496,967)
Add: Accretion of carrying value to redemption value	25,693,250

Class A common stock subject to possible redemption	$300,000,000

Net Income per Share of Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021.
No
warrants were exercised during the year ended December 31, 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Below is a reconciliation of the net income per share of common stock:

	For the year ended December 31, 2021		For the period from November 12, 2020 (inception) to December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income(loss) per share
Numerator:
Allocation of net income (loss)	$3,343,079	$959,295	$—	$(998)
Denominator:
Weighted-average shares outstanding	26,136,986	7,500,000	—	7,500,000
Basic and diluted net income (loss) per share	$0.13	$0.13	$—	$(0.00)
Offering Costs
The Company complies with the requirements of the
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheets date that are related to the IPO and that were charged to temporary equity upon the completion of the IPO. Accordingly, on February 17, 2021, offering costs totaling $17,018,662 have been charged to temporary equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,695 of other offering costs). Of the total transaction costs, $521,695 was reclassified to expense as a non-operating
expense in the statement of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets, other than the derivative warrant liabilities.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and
ASC 815-15.
The Company accounts for its 11,333,334 warrants issued in connection with its IPO and concurrent private placement as derivative warrant liabilities in accordance with
ASC 815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At February 17, 2021, the Company utilized a Monte Carlo simulation model to value the initial value of the public warrants and a Monte Carlo simulation model to value the private warrants. At December 31, 2021, the Company used the quoted warrant price in an active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statements of operations.

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
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in annual period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 3 — Initial Public Offering
On February 17, 2021, the Company sold 30,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock, par value $0.0001 per share and one-fifth
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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
1.2-for-1
Class B common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000. All share and per share amounts have been retrospectively restated to reflect the stock splits. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at December 31, 2021.
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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest
bearing, unsecured and was repaid at the closing of the IPO. As of December 31, 2021 and December 31, 2020, there were no outstanding balance under the note. The Company cannot make any additional draws under this promissory note.
Administrative Support Agreement
Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the year ended December 31, 2021, the Company has incurred $104,286 in expense under the support agreement. As of December 31, 2021, the administrative support expense remains unpaid and is reported as due to related party.
Working Capital
Loans
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

In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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
Note 7 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At December 31, 2021, there were no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption). At December 31, 2020, there were no shares issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding. At December 31, 2020, there were 8,625,000 shares issued and outstanding.
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

The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or dee med issued
or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one
basis.
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
US
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$300,016,455	$300,016,455	$—	$—
Liabilities:
Warrant liabilities	$9,244,272	$4,626,600	$—	$4,617,672
As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis. At December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
There were no transfers between levels for the year ended December 31, 2021, other than the transfer of the Public Warrants from Level 3 to Level 1 due to the public warrants valuation using the quoted stock price in the active market. The transfer was recognized at June 30, 2021.
The following table provides quantitative information regarding Level 3 fair value measurements:

December 31, 2021
Stock price	$9.75
Strike price	$11.5
Term (in years)	5.58
Volatility	14.9%
Risk-free rate	1.31%
Dividend yield	0.0%
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s assets and liabilities classified as Level 3:

Derivative warrant liabilities
Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	(5,272,485)
Transfer of Public warrants from Level 3 to Level 1	(7,619,400)
Fair Value at December 31, 2021	$4,617,672

Note 10 — Income Tax
The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset
Organizational costs/Start-up costs	$639,695	$210
Federal net operating loss	83,170	—

Total deferred tax asset	722,865	210
Valuation allowance	(722,865)	(210)

Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	722,865	210
State
Current	—	—
Deferred	—	—
V aluation allowance	(722,865)	(210)

Income tax provision	$—	$—

The Company’s Federal net operating loss carryforward as of December 31, 2021 and 2020 amounted to $396,049 and $0, respectively, and will be carried forward indefinitely.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from November 4, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $722,655 and $210, respectively.
A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 is as follows:

Statutory federal income tax rate	21.00%
State taxes, net of federal tax benefit	—
Permanent book/tax differences
Change in fair value of warrant liabilities	(40.34)%
Transaction costs allocated to warrant liabilities	2.55%
Change in valuation allowance	16.79%

Income tax provision	—

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to transaction costs related to warrant liabilities, change in fair value of warrant liabilities and the recording of full valuation allowances on deferred tax assets and permanent differences.
The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities, since inception.

Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
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

As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of December 31, 2021, due to the material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments, as described below.
On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Staff Statement”) informing market participants that certain warrants issued by SPACs may require classification as a liability of the entity measured at fair value, with changes in fair value each period reported in earnings. We had previously accounted for our private placement warrants and public warrants as equity. After considering the Staff Statement, we determined that our warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at issuance (on the date of the consummation of our initial public offering) and at each reporting date, with changes in fair value recognized in the statement of operations in the period of the change. Accordingly, our audit committee, based on the recommendation of management, concluded that certain items in our previously audited balance sheet as of February 17, 2021 should be corrected to reflect a reclassification of our warrants as liabilities in application of ASC 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity.
In addition, in certain of our previously issued financial statements, a portion of our redeemable shares of Class A common stock (the “public shares”) were classified as permanent equity to maintain shareholders’ equity in excess of $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation. However, in connection with the preparation of our Form 10-Q for the quarterly period ended September 30, 2021, management determined that the public shares include redemption provisions that require classification of the public shares as temporary equity, regardless of the minimum net tangible asset requirement discussed above. After further consideration, subsequent to the filing of our Form 10-Q for the quarterly period ended September 30, 2021, management re-evaluated the impact of the reclassification of a portion of the public shares on our previously issued financial statements and, in consultation with the audit committee, concluded that the reclassification was material with respect to certain of our previously issued financial statements. Accordingly, on December 16, 2021, the audit committee, based on the recommendation of management, concluded that certain of our previously issued financial statements should be restated to reflect a reclassification of all of our public shares to permanent equity in application of ASC 480-10-S99, Accounting For Redeemable Equity Instruments.
As a result of the foregoing reclassifications, management concluded that there was a material weakness in our internal control over financial reporting related to our evaluation and review of complex accounting standards for equity transactions as of December 31, 2021.

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
This annual report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies. This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Directors and Executive Officers
Our directors and executive officers are as follows:

Name	Age	Title
Robert J. Speyer	52	Chairman and Chief Executive Officer
Paul A. Galiano	57	Chief Operating Officer, Chief Financial Officer and Director
Jenny Wong	36	Chief Investment Officer and Director
Joshua Kazam	45	Director
Jennifer Rubio	34	Director
Ned Segal	47	Director
Michelangelo Volpi	55	Director
Robert J. Speyer, Chairman and Chief Executive Officer
Robert J. Speyer, our Chief Executive Officer and Chairman, is a prominent leader in the real estate industry, with more than 25 years of real estate experience. Mr. Speyer serves as President and Chief Executive Officer of Tishman Speyer, a position he has held since 2008. Since assuming the role of Chief Executive Officer of Tishman Speyer, Mr. Speyer has grown Tishman Speyer into a leading global real estate investment management firm with assets under management of $65.9 billion as of September 30, 2021. Under his leadership, Tishman Speyer has delivered more than 70 million square feet of development and redevelopment across 29 key international markets and 113 investments and acquired an additional 25 million square feet of operating real estate assets across 32 investments, serving the needs of industry-leading tenants around the world. Mr. Speyer also serves as a member of the Board of Directors of Latch, a position he has held since June 2021, and previously served as Chief Executive Officer and Chairman of TS Innovation Acquisitions Corp. Mr. Speyer also is the Chairman of the Advisory Board of the Mayor’s Fund to Advance New York City, appointed by Mayor Bloomberg in 2006 and reappointed by Mayor de Blasio in 2014. In addition, Mr. Speyer is Founding Member and
Co-Chairman
of Breakthrough Properties, a joint-venture with Bellco Capital focused on life science real estate development and management. He is also a co-chair
of the Partnership for New York City’s Board of Directors. In 2013, Mr. Speyer became the youngest ever Chairman of the Real Estate Board of New York, the city’s premier industry association, and served as Chairman for five years.
Paul A. Galiano, Chief Operating Officer, Chief Financial Officer and Director
Paul A. Galiano, our Chief Operating Officer, Chief Financial Officer and Director, has extensive experience in the real estate and general investment industry. Since 2000, Mr. Galiano has served as Senior Managing Director at Tishman Speyer and is jointly responsible for supervising and coordinating the firm’s U.S. acquisitions, global debt and equity capital as well as its joint-venture programs. He is a member of Tishman Speyer’s global Investment Committee. Mr. Galiano served as Tishman Speyer’s Chief Financial Officer from 2000 to 2006, responsible for Tishman Speyer’s worldwide financial activities, and previously held the position of Treasurer, having begun his tenure working on tax strategies. Mr. Galiano previously served as Chief Operating Officer, Chief Financial Officer and Director of TS Innovation Acquisitions Corp. Prior to joining Tishman Speyer in 1993, Mr. Galiano was with Arthur Andersen & Co. for seven years, where he specialized in real estate taxation. He is a member of the Urban Land Institute.
Jenny Wong, Chief Investment Officer and Director
Jenny Wong, our Chief Investment Officer and Director, has extensive industry experience with a strong focus on Proptech opportunities. Since 2015, Ms. Wong has served as Senior Managing Director, Innovation, at Tishman Speyer. She leads Tishman Speyer’s innovation platform and the firm’s Proptech Venture investment activities, and manages innovation and new business initiatives. In her role at Tishman Speyer, Ms. Wong acted as the development lead on MIRA, a condominium development in San Francisco, led Northern California asset management, and launched the company’s Corporate Strategy function. She is a member of Tishman Speyer’s global Investment Committee. Ms. Wong previously served as Chief Investment Officer and Director of TS Innovation

Acquisitions Corp. In addition to her work with Tishman Speyer, Ms. Wong is a frequent speaker at numerous conferences on the impact of Proptech in real estate. Prior to joining Tishman Speyer, Ms. Wong was a consultant for McKinsey & Company in New York. She is a member of the Urban Land Institute’s Innovation Council, and currently serves as a member of the Customer Advisory Board of Juniper Square, a leading real estate investment management software firm.
Joshua Kazam, Director
Joshua Kazam is a founder and board member of Allogene Therapeutics, Inc., a public biopharmaceutical company. He was a founder of Kite Pharma and served as a member of its board of directors from its inception in June 2009 until its acquisition by Gilead in October 2017. In June 2009, Mr. Kazam

co-founded

Two River, LLC, a firm focused on building life science companies. He serves on the board of Vision Path, Inc. (d/b/a Hubble Contacts) since May 2016, ByHeart, Inc. since November 2016, Kronos Bio, Inc., since June 2017, Breakthrough Properties LLC and Breakthrough Services LLC since April 2019, and Screaming Eagle Acquisition Corporation from January 2022. Mr. Kazam previously served as a director of Diamond Eagle Acquisition Corp. from January 2019 until April 2020, Flying Eagle Acquisition Corp. from February 2020 until December 2020, Soaring Eagle Acquisition Corp. from February 2021 until September 2021, Capricor Therapeutics, Inc. from May 2005 until May 2019, Platinum Eagle Acquisition Corp. from January 2018 to March 2019, and TS Innovation Acquisitions Corp. from November 2020 until June 2021. Platinum Eagle Acquisition Corp., Diamond Eagle Acquisition Corp., Flying Eagle Acquisition Corp., Screaming Eagle Acquisition Corporation and Soaring Eagle Acquisition Corp. are special purpose acquisition companies formed for the purpose of effecting a business combination with one or more businesses. Mr. Kazam has served as the President of Desert Flower Foundation since June 2016 and is a member of the Wharton School’s Undergraduate Executive Board.
Jennifer Rubio, Director
Jennifer Rubio is the
co-founder
and CEO of JRSK, Inc. (d/b/a Away), a
direct-to-consumer
lifestyle brand that creates luggage and other travel products. Before she co-founded
Away in 2015, Ms. Rubio served as Global Head of Innovation for All Saints Retail Limited from August 2013 to October 2014. From August 2011 to August 2013, Ms. Rubio served as Head of Social Media for JAND, Inc. (d/b/a Warby Parker). Prior to joining Warby Parker, Ms. Rubio held various marketing and social media positions, working for brands on the agency side and in-house.
Ms. Rubio previously served as a director of TS Innovation Acquisitions Corp. Ms. Rubio was an adjunct professor at Miami Ad School from 2010 to 2011 and has been a guest lecturer at New York University, Wharton School of the University of Pennsylvania, Northwestern University, and Harvard University.
Ned Segal, Director
Ned Segal currently serves as Chief Financial Officer of Twitter, Inc., a position he has held since August 2017. In this role, Mr. Segal leads Twitter’s traditional finance functions along with corporate development and business development. From January 2015 to August 2017, Mr. Segal served as Senior Vice President of Finance of Intuit Inc., a financial software company. From April 2013 to January 2015, Mr. Segal served as Chief Financial Officer of RPX Corporation, a patent risk management solutions company. Prior to that, Mr. Segal held various positions at Goldman Sachs & Co, most recently as a Managing Director and Head of Global Software Investment Banking. In this capacity, he advised technology companies on mergers, acquisitions, IPOs, and other equity and debt financings, and led Goldman Sachs investments in multiple technology companies. Mr. Segal currently serves on the board of directors, as a member of the audit committee, of Beyond Meat, Inc., a plant-based meat company, and previously served as a director of TS Innovation Acquisitions Corp.
Michelangelo Volpi, Director
Michelangelo Volpi has been a partner at Index Ventures, Inc., a venture capital firm investing in technology-enabled companies with a focus on
e-commerce,
Fintech, mobility, gaming, infrastructure/AI, and security, since 2009. Prior to joining Index Ventures, Mr. Volpi served as the Chief Executive Officer of Joost, an innovator in the field of premium video services delivered over the Internet. Mr. Volpi performed in various executive roles for 13 years at Cisco Systems, Inc. (“Cisco”) beginning in 1994. During this tenure, he served as the company’s Chief Strategy Officer, where he was responsible for Cisco’s corporate strategy as well as business development, strategic alliances, advanced Internet projects, legal services, and government affairs. Mr. Volpi then became Senior Vice President and General Manager of the Routing and Service Provider Technology Group, where he led Cisco’s business for the Service Provider market, and was also responsible for all of Cisco’s routing products. Mr. Volpi began his career as a product development engineer at Hewlett Packard Enterprise Company’s Optoelectronics Division from August 1989 to June 1992. Mr. Volpi has served as director of Elastic N.V., a public software company, since January 2013, Sonos, Inc., a consumer electronics company, since March 2010, and Tishman Speyer Innovation Corp. II, a special purpose acquisition company, since February 2021. Mr. Volpi previously served as director of Fiat Chrysler Automobiles N.V., an automobile company, from April 2017 to January 2021, Exor N.V., an investment company, from April 2012 to April 2017, and TS Innovation Acquisitions Corp. from November 2020 until June 2021, and serves as director of various other private companies. Mr. Volpi is a trustee of The Castilleja School in Palo Alto, California and was a trustee of the Stanford Business School Trust until 2017.

Number and Terms of Office of Officers and Directors
Our board of directors consists of seven members. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. Commencing at our first annual meeting of the stockholders and at each annual meeting of the stockholders thereafter, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the second annual meeting of the stockholders after their election.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our current bylaws provide that our officers may consist of one or more Chairmen of the Board, one or more Chief Executive Officers, a President, a Chief Financial Officer, Vice Presidents, Secretary, Treasurer and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent and that our initial business combination be approved by a majority of our independent directors. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. A majority of our board of directors are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our board of directors has determined that Mr. Kazam, Ms. Rubio, Mr. Segal and Mr. Volpi are “independent directors” as defined under Nasdaq listing standards and applicable SEC rules. Accordingly, a majority of our board of directors are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has two standing committees: an audit committee and a compensation committee. Subject to phase-in
rules, the rules of the Nasdaq and Rule
10A-3
under the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of the Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.
Audit Committee
Joshua Kazam, Ned Segal and Michelangelo Volpi serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent, subject to the exceptions described above. Joshua Kazam, Ned Segal and Michelangelo Volpi are independent.

Michelangelo Volpi serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Michelangelo Volpi qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee is responsible for:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of the IPO and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the IPO; and

•
reviewing and approving all payments made to our existing stockholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Compensation Committee
The members of our compensation committee are Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, and Ned Segal serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
Our amended and restated certificate of incorporation also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the Nasdaq and the SEC.
Director Nominations
We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who participate in the consideration and recommendation of director nominees are Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.
The board of directors also considers director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our bylaws. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We have adopted a code of ethics applicable to our directors, officers and employees (“Code of Ethics”). We have filed a copy of our form of Code of Ethics and our audit committee and compensation committee charters as exhibits to the registration statement from our IPO. You may review these documents by accessing our public filings at the SEC’s website. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification.
We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. Except with respect to any Public Shares they may have acquired in the IPO or thereafter (in the event we do not consummate an initial business combination), our officers and directors have agreed to waive (and any other persons who may become an officer or director prior to the initial business combination will also be required to waive) any right, title, interest or claim of any kind in or to any monies in the Trust Account, and not to seek recourse against the Trust Account for any reason whatsoever, including with respect to such indemnification.
These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the directors’ and officers’ liability insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

ITEM 11. EXECUTIVE COMPENSATION.
None of our executive officers or directors have received any cash compensation for services rendered to us. On November 18, 2020, our sponsor purchased an aggregate of 8,625,000 founder shares for $25,000. On November 24, 2020, our sponsor forfeited 5,750,000 founder shares. On January 22, 2021, we effected a
2.5-for-1
Class B common stock split resulting in our sponsor owning 7,187,500 founder shares; our sponsor then transferred 30,000 founder shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, our independent director nominees, in each case for approximately the same per-share
price initially paid by our sponsor, resulting in our sponsor owning 7,067,500 founder shares. On February 12, 2021, we effected a
1.2-for-1
forward stock split, resulting in our sponsor holding 8,481,000 founder shares and each of our independent directors holding 36,000 founder shares. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we pay our sponsor $10,000 per month for office space, secretarial and administrative services provided to members of our management team. In addition, our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.
After the completion of our initial business combination, directors or officers who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Securities Authorized for Issuance Under Equity Compensation Plans
As of December 31, 2021, we had no equity compensation plans or outstanding equity awards. The following table is presented as of December 31, 2021 in accordance with SEC requirements:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
The following table sets forth information regarding the beneficial ownership of our common stock as of March
29, 2022
, by:

•	each person known by us to be a beneficial owner of more than 5% of our outstanding common stock of, on an as-converted basis;

•	each of our officers and directors; and

•	all of our officers and directors as a group.
The following table is based on 37,500,000 shares of common stock of outstanding at March
29, 2022
, of which 30,000,000 were shares of Class A common stock and 7,500,000 were shares of Class B common stock. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Class A		Class B
	Number of Shares Beneficially Owned	Percentage of Class	Number of Shares Beneficially Owned (2)	Percentage of Class
Name of Beneficial Owner (1)
Principal Stockholders:
Tishman Speyer Innovation Sponsor II, L.L.C. (3)	—	—	7,356,000	98.1%
Entities affiliated with Citadel Advisors LLC (4)	2,418,122	8.1%	—	—
Directors and Named Executive Officers
Robert J. Speyer (3)	—	—	(3)	(3)
Paul A. Galiano	—	—	—	—
Jenny Wong	—	—	—	—
Joshua Kazam (8)	—	—	36,000	*
Jennifer Rubio (8)	—	—	36,000	*
Ned Segal (8)	—	—	36,000	*
Michelangelo Volpi (8)	—	—	36,000	*
Directors and executive officers as a group (7 individuals)	—	—	7,500,000	100%

*	Less than one percent.
1.
This table is based on 37,500,000 shares of common stock outstanding at March 29, 2022, of which 30,000,000 were shares of Class A common stock and 7,500,000 were shares of Class B common stock. Except as described in the footnotes below and subject to applicable community property laws and similar laws, the Company believes that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise noted, the business address of each of the following entities or individuals is c/o Tishman Speyer, 45 Rockefeller Plaza, New York, New York 10111.

2.
Shares of Class B common stock are referred to as “Founder Shares.” The Founder Shares will automatically convert into Class A common stock at the time of the Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. Beneficial ownership of Class B common stock reflected in this table has not been also reflected as beneficial ownership of the Class A common stock into which such shares may be converted.

3.
Tishman Speyer Innovation Sponsor II, L.L.C., the Sponsor, is the record holder of such shares. The sole manager of the Sponsor is Tishman Speyer Properties, L.P. (“Tishman Speyer”). The general partner of Tishman Speyer is Tishman Speyer Properties, Inc. (“Tishman Speyer GP”). Robert J. Speyer, Chairman and Chief Executive Officer of the Issuer, and Jerry I. Speyer are the
co-trustees
of a voting trust that holds all voting common stock in Tishman Speyer GP and therefore may be deemed to share voting and investment power with respect to the securities subject to this report. Each of the reporting persons disclaims any beneficial ownership of the securities subject to this report, except to the extent of any pecuniary interest therein.

4.
According to the Schedule 13G, jointly filed on February 14, 2022 under the Exchange Act by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities LLC (“Citadel Securities”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Mr. Kenneth Griffin (collectively with Citadel Advisors, CAH, CGP, Citadel Securities, CALC4 and CSGP, the “Citadel Parties”) with respect to our shares of Class A common stock owned by Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”), and Citadel Securities. Citadel Advisors is the portfolio manager for CM. CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member
manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. The address of the principal business office of each of the Citadel Parties is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

8.
In January 2021, the Sponsor transferred 30,000 shares of Class B common stock to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, directors of the Company. On February 12, 2021, the Company effected a
1.2-for-1
forward stock split, resulting in each of our independent directors holding 36,000 founder shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
On November 18, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock. On November 24, 2020, the Sponsor forfeited 5,750,000 Founder Shares to the Company. On January 22, 2021, we effected a
2.5-for-1
Class B common stock split resulting in our sponsor owning 7,187,500 founder shares; our sponsor then transferred 30,000 founder shares to each of Joshua Kazam, Jennifer Rubio, Ned Segal and Michelangelo Volpi, our independent director nominees, in each case for approximately the same per-share
price initially paid by our sponsor, resulting in our sponsor owning 7,067,500 founder shares. On February 12, 2021, we effected a
1.2-for-1
forward stock split, resulting in our sponsor holding 8,481,000 founder shares and each of our independent directors holding 36,000 founder shares.
The registration statement for the IPO was declared effective on February 11, 2021. On February 17, 2021, the Company consummated the IPO of 30,000,000 units, with each unit consisting of one share of Class A common stock and one-fifth
of one redeemable warrant. Each whole public warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $300,000,000. The Company granted the underwriters of the IPO a
45-day
option to purchase up to 4,500,000 additional units to cover over-allotments, if any.
On March 28, 2021, the over-allotment option expired without any exercise thereof and 1,125,000 Founder Shares were returned by the Sponsor to the Company for no consideration and cancelled, resulting in the Sponsor holding 7,356,000 Founder Shares.
Simultaneous with the consummation of the IPO, the Company consummated the private placement of an aggregate of 5,333,334 Private Placement Warrants to the Sponsor at a price of $1.50 per Private Placement Warrant, generating total proceeds of $8,000,000. Of the gross proceeds received from the IPO and the Private Placement Warrants, $300,000,000 was placed into the Trust Account.
If any of the Company’s officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity. The Company’s officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to the Company. The Company may pursue an initial business combination opportunity jointly with the corporate parent of the Sponsor, or one or more of its affiliates, which may include Tishman Speyer or one or more of its affiliates, to which entity an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with the Company in the target business at the time of the Company’s initial business combination, or the Company could raise additional proceeds to complete the acquisition by issuing to such entity a class of equity or equity-linked securities.
The Company currently utilizes office space at Rockefeller Center, 45 Rockefeller Plaza, New York, New York 10111 from the Sponsor. On February 11, 2021, the Company began paying to the Sponsor $10,000 per month for office space, secretarial and administrative services provided to members of the Company’s management team. Upon completion of the Company’s initial business combination or liquidation, the Company will cease paying these monthly fees. No compensation of any kind, including finder’s and consulting fees, will be paid by the Company to the Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Company’s sponsor, officers, directors or the Company’s or their affiliates.
On November 18, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Promissory Note”). This loan was non-interest
bearing, unsecured and due at the earlier of December 31, 2021 or the completion of the IPO. The Company repaid the Promissory Note at the closing of the IPO on February 17, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis.
If the Company completes an initial business combination, the Company would repay such loaned amounts. In the event that the initial business combination does not close, the Company may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from the Company’s trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of the Company’s initial business combination, the Company does not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as the Company does not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in the Company’s trust account.
Any of the foregoing payments to the Sponsor, repayments of loans from the Sponsor or repayments of working capital loans prior to the Company’s initial business combination will be made using funds held outside the Trust Account.
After the Company’s initial business combination, members of the Company’s management team who remain with the Company may be paid consulting, management or other fees from the Post-Combination Company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider an initial business combination, as applicable, as it will be up to the directors of the Post-Combination Company to determine executive and director compensation.
The Company has entered into a registration rights agreement with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
Fees for professional services provided by our independent registered public accounting firm for the year ended December 31, 2021 and for the period from November 12, 2020 (inception) through December 31, 2020 include:

	For the year ended December 31, 2021	For the Period from November 12, 2020 (inception) through December 31, 2020
Audit Fees (1)	$47,090	$60,770
Audit-Related Fees (2)	$—	$—
Tax Fees (3)	$—	$7,500
All Other Fees (4)	$—	$—
Total Fees	$47,090	$68,270

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.
Policy on Board
Pre-Approval
of Audit and Permissible
Non-Audit
Services of the Independent Auditors
Our audit committee was formed upon the consummation of our initial public officering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by WithumSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis
exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
Reference is made to the financial statements of the Company under Item 8 of Part II above.

(2)	Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial, not required, or the required information is presented in the financial statements and notes thereto in Item 8 of Part II above.

(3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form S-1 filed with the SEC on January 26, 2021).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form S-1 filed with the SEC on January 26, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-1 filed with the SEC on January 26, 2021).

4.4	Warrant Agreement, dated February 11, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

4.5	Description of Securities.

10.1	Letter Agreement, dated February 11, 2021, by and among the Registrant, its executive officers, its directors and Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.2	Investment Management Trust Agreement, dated February 11, 2021, by and between the Registrant and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.3	Registration Rights Agreement, dated February 11, 2021, by and among the Company, Sponsor and the other holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.4	Private Placement Warrants Purchase Agreement, dated February 11, 2021, by and between the Registrant and Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

Exhibit Number	Description

10.5	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.6	Administrative Services Agreement, dated February 11, 2021, between the Company and Tishman Speyer Innovation Sponsor II, L.L.C. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2021).

10.7	Securities Subscription Agreement between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on Form S-1 filed with the SEC on January 26, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s registration statement on Form S-1 filed with the SEC on January 26, 2021).

24.1	Power of Attorney (included on the signature page herein).

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Robert J. Speyer
Name: Robert J. Speyer
Dated: March 29, 2022		Title: Chief Executive Officer and Chairman
POWER OF ATTORNEY
The undersigned directors and officers of Tishman Speyer Innovation Corp. II hereby constitute and appoint each of Robert J. Speyer and Paul A. Galiano, with the power to act without the others and with full power of substitution and resubstitution, our true and lawful attorney-in-fact
and agent with full power to execute in our name and on our behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact,
or such
attorney-in-fact’s
substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date

/s/ Robert J. Speyer Robert J. Speyer	Chief Executive Officer and Chairman (Principal Executive Officer)	March 29, 2022

/s/ Paul A. Galiano Paul A. Galiano	Chief Operating Officer, Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 29, 2022

/s/ Jennifer Wong Sharp Jennifer Wong Sharp	Chief Investment Officer and Director	March 29, 2022

/s/ Joshua Kazam Joshua Kazam	Director	March 29, 2022

/s/ Jennifer Rubio Jennifer Rubio	Director	March 29, 2022

/s/ Ned Segal Ned Segal	Director	March 29, 2022

/s/ Michelangelo Volpi Michelangelo Volpi	Director	March 29, 2022

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
“
DGCL
” are to the Delaware General Corporation Law, as may be amended from time to time;
“
Exchange Act
” are to the Securities Exchange Act of 1934, as amended;
“
Founder Shares
” are to the shares of the Class B common stock and Class A common stock issued upon the automatic conversion thereof at the time of the Company’s initial business combination, or earlier at the option of the holder;
“
GAAP
” are to generally accepted accounting principles in the United States, as applied on a consistent basis;
“
Initial Stockholders
” are to holders of the Founder Shares;
“
Investment Company Act
” are to the Investment Company Act of 1940, as amended;
“
IPO
” are to the initial public offering by the Company, which closed on February 17, 2021;
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
“
Securities Act
” are to the Securities Act of 1933, as amended;
“
Sponsor
” are to Tishman Speyer Innovation Sponsor II, L.L.C., a Delaware limited liability company;
“
Tishman Speyer
” are to Tishman Speyer Properties, L.P., a New York limited partnership, and an affiliate of the Sponsor; and
“
Trust Account
” are trust account established by the Company for the benefit of its stockholders at J.P. Morgan Chase Bank, N.A.
Unless specified otherwise, amounts in this report are presented in United States (“U.S.”) dollars. Defined terms in the financial statements contained in this report have the meanings ascribed to them in the financial statements.