Form 10-Q
period 2022-03-31
Tishman Speyer Innovation Corp. II
filed 2022-05-13
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of May 13, 2022
, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, issued and outstanding.

i

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
TISHMAN SPEYER INNOVATION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$287,309	$546,159
Prepaid expenses	348,675	341,014
Due from related party	971	—

Total current assets	636,955	887,173
Prepaid expenses, non-current	—	39,240
Investments held in trust account	300,039,841	300,016,455

Total assets	$300,676,796	$300,942,868

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	2,249,496	2,461,184
Due to related party	134,286	104,286

Total current liabilities	2,383,782	2,565,470
Deferred underwriters’ discount	10,500,000	10,500,000
Derivative warrant liabilities	4,437,944	9,244,272

Total liabilities	17,321,726	22,309,742

Commitments and Contingencies (see Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 250,000,000 shares authorized; 30,000,000 shares at redemption value of $10.00 per share	300,000,000	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Accumulated deficit	(16,645,680)	(21,367,624)

Total stockholders’ deficit	(16,644,930)	(21,366,874)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$300,676,796	$300,942,868

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Formation and operating costs	$107,770	$218,393

Loss from operations	(107,770)	(218,393)

Other income (expense)
Interest income on investments held in Trust Account	23,386	2,054
Change in fair value of warrant liabilities	4,806,328	(1,339,063)
Transaction costs allocated to warrant liabilities	—	(521,695)

Total other income (expense)	4,829,714	(1,858,704)

Net income (loss)	$4,721,944	$(2,077,097)

Weighted average shares outstanding, basic and diluted—Class A common stock, subject to possible redemption	30,000,000	14,333,333

Basic and diluted net income (loss) per common stock—Class A common stock, subject to possible redemption	$0.13	$(0.10)

Weighted average shares outstanding, basic and diluted—Class B common stock	7,500,000	7,500,000

Basic and diluted net income (loss) per common stock—Class B common stock	$0.13	$(0.10)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2022	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance as of December 31, 2021	—	$—	7,500,000	$750	$—	$(21,367,624)	$(21,366,874)
Net income	—	—	—	—	—	4,721,944	4,721,944

Balance as of March 31, 2022 (unaudited)	—	$—	7,500,000	$750	$—	$(16,645,680)	$(16,644,930)

For the three months ended March 31, 2021	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount

Balance as of December 31, 2020	—	$—	8,625,000	$863	$24,137	$(998)	$24,002
Forfeiture of Class B shares by Sponsor	—	—	(1,125,000)	(113)	113	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,250)	(25,669,000)	(25,693,250)
Net loss	—	—	—	—	—	(2,077,097)	(2,077,097)

Balance as of March 31, 202 1 (unaudited)	—	$—	7,500,000	$750	$—	$(27,747,095)	$(27,746,345)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,721,944	$(2,077,097)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(23,386)	(2,054)
Change in fair value of warrant liabilities	(4,806,328)	1,339,063
Transaction costs allocated to warrant liabilities	—	521,695
Changes in operating assets and liabilities:
Prepaid expenses	31,579	(651,069)
Due from related party	(971)	—
Accounts payable and accrued expenses	(211,688)	394,286
Due to related party	30,000	—

Net cash used in operating activities	(258,850)	(475,176)
Cash Flows from Investing Activities:
Investment in trust account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)
Cash flows from Financing Activities:
Proceeds from issuance of founder’s shares
Proceeds from Initial Public Offering, net of underwriters’ discount	—	294,000,000
Proceeds from issuance of private placement warrants	—	8,000,000
Payments of offering costs	—	(496,635)

Net cash provided by financing activities	—	301,503,365
Net change in cash	(258,850)	1,028,189
Cash, beginning of the period	546,159	1,975

Cash, end of the period	$287,309	$1,030,164

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to temporary equity	$—	$10,500,000

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company generates non-operating income
in the form of interest income on the proceeds derived from the IPO.
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

Liquidity, Capital Resources and Going Concern
As of March 31, 2022, the Company had cash outside the Trust Account of $287,309 available for working capital needs and a working capital deficiency of $1,746,827.
In order to finance transaction costs in connection with a Business Combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
All remaining cash and cash equivalents held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock and to pay taxes. As of March 31, 2022, none of the amount in the Trust Account was withdrawn as described above.
Through March 31, 2022, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.
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
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
and the conflict between Russia and Ukraine, including economic sanctions instituted by the United States and other governments against the Russian Federation and Belarus, on the industry and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and/or the Company’s ability to consummate a Business Combination, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2022 and December 31, 2021, the Company had no cash equivalents.
Investments held in Trust Account
At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 30,000,000
shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

Under ASC
480-10-S99, the
Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(9,196,283)
Less: Class A common stock issuance costs	(16,496,967)
Add: Accretion of carrying value to redemption value	25,693,250

Class A common stock subject to possible redemption	$300,000,000

Net Income (Loss) per Share of Common Stock
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021.
No warrants were exercised during the three months ended March 31, 2022 or March 31, 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Below is a reconciliation of the net income (loss) per share of common stock:

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocation of net income (loss)	$3,777,555	$944,389	$(1,363,590)	$(713,507)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	14,333,333	7,500,000
Basic and diluted net income (loss) per share	$0.13	$0.13	$(0.10)	$(0.10)
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
The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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
The Company accounts for its 11,333,334 warrants issued in connection with its IPO and concurrent private placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly,
the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. At February 17, 2021, the Company utilized a Monte Carlo simulation model to value the initial value of the public warrants and a Monte Carlo simulation model to value the private warrants. At March 31, 2022 and December 31, 2021, the Company used the quoted warrant price in an active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the condensed statements of operations.
Recent Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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

Note 5 — Related Party Transactions
Founder Shares
On November 18, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On November 24, 2020, the Sponsor forfeited 5,750,000 Founder Shares to the Company. On January 22, 2021, the Company effected a 2.5-for-1 Class B
common stock split, resulting in aggregate Founders Shares outstanding of 7,187,500. On February 12, 2021, the Company effected a 1.2-for-1 Class B
common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000. All share and per share amounts have been retrospectively restated to reflect the stock splits. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at March 31, 2022 and December 31, 2021.
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
Due from related party
At March 31, 2022, the Company was due $971 from
related parties. These amounts were
non-interest
bearing, due upon demand and fully
repaid subsequent to March 31, 2022.
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing,
unsecured and was repaid at the closing of the IPO. As of March 31, 2022 and December 31, 2021, there were no outstanding balances under the note. The Company cannot make any additional draws under this promissory note.
Administrative Support Agreement
Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three months ended March 31, 2022 and March 31, 2021, the Company has incurred $30,000 and $14,286, respectively in expense under the support agreement. As of March 31, 2022 and December 31, 2021, the administrative support expense remains unpaid and is reported as due to related party.
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

In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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
Note 7 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption).
Class
 B Common Stock
 — The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$300,039,841	$300,039,841	$—	$—
Liabilities:
Warrant liabilities	$4,437,944	$2,280,000	$—	$2,157,944

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$300,016,455	$300,016,455	$—	$—
Liabilities:
Warrant liabilities	$9,244,272	$4,626,600	$—	$4,617,672

At March 31, 2022 and December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the statement of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.
The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Stock price	$9.80	$9.75
Strike price	$11.5	$11.5
Weighted term (in years)	5.88	5.60
Volatility	5.6%	14.9%
Risk-free rate	2.41%	1.31%
Dividend yield	0.0%	0.0%

There were no transfers between levels for the three months ended March 31, 2022 or March 31, 2021.
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s assets and liabilities classified as Level 3:

Derivative warrant liabilities
Fair value at January 1, 2022	$4,617,672
Change in fair value	(2,459,728)

Fair Value at March 31, 2022	$2,157,944

Derivative warrant liabilities

Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	1,025,789

Fair Value at March 31, 2021	$18,535,346

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than noted below.
On May 13, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor. The Company may borrow under the Note from time to time. As of May 13, 2022, there were no borrowings outstanding under the Note. The Note does not bear interest and is repayable in full upon consummation of our initial business combination. Upon the consummation of an initial business combination, the Sponsor will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant. The terms of the warrants (if issued) will be identical to the terms of the Company’s private placement warrants.

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
Special Note Regarding Forward-Looking Statements
This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the final prospectus for our initial public offering filed with the SEC and in our Annual Report on Form
10-K.
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

Results of Operations
As of March 31, 2022, we had not commenced any operations. All activity for the period from January 1, 2022 through March 31, 2022, relates to preparation and consummation of the IPO and our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income
in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).
For the three months ended March 31, 2022, we had a net income of $4,721,944, consisting mostly of change in fair value of warrant liabilities of $4,806,328 and interest income from investments held in trust of $23,386 partially offset by $107,770 in operating costs.
For the three months ended March 31, 2021, we had a net loss of $2,077,097, consisting mostly of change in fair value of warrant liabilities of $1,339,063, offering expenses related to warrant issuance of $521,695, and formation costs of $218,393.
Liquidity, Capital Resources and Capital Resources
As of March 31, 2022, we had cash outside our trust account of $287,309, available for working capital needs and a working capital deficiency of $1,746,827. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
In order to finance transaction costs in connection with a Business Combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.
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

Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of March 31, 2022.
Contractual Obligations
As of March 31, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.
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
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. At March 31, 2022, the Company used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants.

Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary deficit, outside of the stockholders’ deficit section of our condensed balance sheets.
Net Income Per Common Share
We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021. No warrants were exercised during the three months ended March 31, 2022 or March 31, 2021. The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of March 31, 2022, due to the material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the remediation efforts described below.
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
As of March 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A.	RISK FACTORS.
During the period covered by this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on March 29, 2022, except as described below.
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations.
Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
On May 13, 2022, the Company issued an unsecured promissory note (the “Note”) in the principal amount of up to $300,000 to the Sponsor. The Company may borrow under the Note from time to time. As of May 13, 2022, there were no borrowings outstanding under the Note. The Note does not bear interest and is repayable in full upon consummation of our initial business combination. Upon the consummation of an initial business combination, the Sponsor will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, to warrants of the Company, at a price of $1.50 per warrant. The terms of the warrants (if issued) will be identical to the terms of the Company’s private placement warrants.

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

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Paul A. Galiano
		Name:	Paul A. Galiano
Dated: May 13, 2022		Title:	Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

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