Form 10-Q
period 2022-06-30
Tishman Speyer Innovation Corp. II
filed 2022-08-10
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
the Act).    Yes  ☒    No  ☐
As of August 9, 2022, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, issued and outstanding.

TISHMAN SPEYER INNOVATION CORP. II

i

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
TISHMAN SPEYER INNOVATION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$10,194	$546,159
Prepaid expenses	246,281	341,014
Total current assets	256,475	887,173
Prepaid expenses, non-current	—	39,240
Investments held in trust account	300,458,594	300,016,455

Total assets	$300,715,069	$300,942,868

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	2,106,499	2,461,184
Income taxes payable	14,818	—
Due to related party	164,286	104,286

Total current liabilities	2,285,603	2,565,470
Deferred underwriters’ discount	10,500,000	10,500,000
Convertible promissory note	175,000	—
Derivative warrant liabilities	1,526,667	9,244,272

Total liabilities	14,487,270	22,309,742

Commitments and Contingencies (see Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 250,000,000 shares authorized; 30,000,000 shares at redemption value	300,149,131	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,500,000 shares authorized; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Accumulated deficit	(13,922,082)	(21,367,624)

Total stockholders’ deficit	(13,921,332)	(21,366,874)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$300,715,069	$300,942,868

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Formation and operating costs	$442,483	$303,558	$550,253	$521,951

Loss from operations	(442,483)	(303,558)	(550,253)	(521,951)
Other income (expense):
Interest income on investments held in Trust Account	418,753	4,559	442,139	6,613
Change in fair value of derivative warrant liabilities	2,911,277	(2,305,938)	7,717,605	(3,645,001)
Transaction costs allocated to derivative warrant liabilitie s	—	—	—	(521,695)

Total other income (expense), net	3,330,030	(2,301,379)	8,159,744	(4,160,083)
Income before provision for income taxes	2,887,547	—	7,609,491	—
Provision for income taxes	(14,818)	—	(14,818)	—

Net income (loss)	$2,872,729	$(2,604,937)	$7,594,673	$(4,682,034)

Weighted average shares outstanding, basic and diluted—Class A common stock, subject to possible redemption	30,000,000	30,000,000	30,000,000	22,209,945

Basic and diluted net income (loss) per common stock—Class A common stock, subject to possible redemption	$0.08	$(0.07)	$0.20	$(0.16)

Weighted average shares outstanding, basic and diluted—Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income (loss) per common stock—Class B common stock	$0.08	$(0.07)	$0.20	$(0.16)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Six Months Ended June 30, 2022
(Unaudited)

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	7,500,000	$750	$—	$(21,367,624)	$(21,366,874)
Net income	—	—	—	—	—	4,721,944	4,721,944

Balance—March 31, 2022	—	$—	7,500,000	$750	$—	$(16,645,680)	$(16,644,930)

Accretion of Class A common stock to redemption amount						(149,131)	(149,131)
Net income	—	—	—	—	—	2,872,729	2,872,729

Balance—June 30, 2022	—	$—	7,500,000	$750	$—	$(13,922,082)	$(13,921,332)

For the Three and Six Months Ended June 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance—December 31, 2020	—	$—	8,625,000	$863	$24,137	$(998)	$24,002
Forfeiture of Class B shares by Sponsor	—	—	(1,125,000)	(113)	113	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	24,250	(25,669,000)	(25,693,250)
Net loss	—	—	—	—	—	(2,077,097)	(2,077,097)

Balance—March 31, 2021	—	$—	7,500,000	$750	$—	$(27,747,095)	$(27,746,345)
Net loss	—	—	—	—	—	(2,604,937)	(2,604,937)

Balance—June 30, 2021	—	$—	7,500,000	$750	$—	$(30,352,032)	$(30,351,282)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$7,594,673	$(4,682,034)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(442,139)	(6,613)
Change in fair value of derivative warrant liabilitie s	(7,717,605)	3,645,001
Transaction costs allocated to derivative warrant liabilitie s	—	521,695
Changes in operating assets and liabilities:
Prepaid expenses	133,973	(562,611)
Income taxes payable	14,818	—
Accounts payable and accrued expenses	(354,685)	534,101
Due to related party	60,000	44,286

Net cash used in operating activities	(710,965)	(506,175)
Cash Flows from Investing Activities:
Investment in trust account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)
Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	294,000,000
Proceeds from issuance of convertible promissory note	175,000	—
Proceeds from issuance of private placement warrants	—	8,000,000
Payments of offering costs	—	(496,635)

Net cash provided by financing activities	175,000	301,503,365
Net change in cash	(535,965)	997,190
Cash, beginning of the period	546,159	1,975

Cash, end of the period	$10,194	$999,165

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to temporary equity	$—	$10,500,000

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
As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on the proceeds derived from the IPO.
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
Transaction costs amounted to $17,018,662 consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,662 of other offering costs. Of the total transaction costs, $521,695 was expensed as non-operating
expenses in the condensed statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
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

Liquidity, Capital Resources and Going Concern
As of June 30, 2022, the Company had cash outside the Trust Account of $10,194 available for working capital needs and a working capital deficiency of $1,996,449, excluding franchise and income taxes payable.
In order to finance transaction costs in connection with a Business Combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, $175,000 and $0 of Working Capital Loans were outstanding.
All remaining cash and cash equivalents held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock and to pay taxes. As of June 30, 2022, none of the amount in the Trust Account was withdrawn as described above.
The Company has until February 17, 2023 to consummate a Business Combination.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update
(“ASU”) 2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that its liquidity and the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a Business Combination, raises substantial doubt about the Company’s ability to continue as a going concern. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic and the conflict between Russia and Ukraine, including economic sanctions instituted by the United States and other governments against the Russian Federation and Belarus, on the industry and has concluded that while it is reasonably possible that it could have a negative effect on the Company’s financial position, results of operations and/or the Company’s ability to consummate a Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might results from the outcome of this uncertainty.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in unaudited condensed financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read
in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available, and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2022 and December 31, 2021, the Company had no cash equivalents.
Investments held in Trust Account
At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage o
f $
250,000
. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. The effective tax rate differs from the statutory tax rate of
21
% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through June 30, 2022.
The Company is taking the position that the deferred tax asset related to the unutilized net operating loss (“NOL”) should still be fully reserved. While interest rates have increased, the actual amount of interest income for tax purposes may differ significantly due to the timing of treasuries purchased, whether the Company invests in treasuries or potential unrealized interest income based on maturity. Additionally, the NOL utilization is limited to 80% so the approach and estimate used in the interim period is conservative in nature while reviewing the pertinent facts unique to the Company’s income tax situation.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income tax examinations by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
Under ASC
480-10-S99, the
Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(9,196,283)
Less: Class A common stock issuance costs	(16,496,967)
Add: Accretion of carrying value to redemption value	25,693,250

Class A common stock subject to possible redemption, December 31, 2021	$300,000,000

Add: Accretion of carrying value to redemption value	149,131

Class A common stock subject to possible redemption, June 30, 2022	300,149,131

Net Income (Loss) per Common Share
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021.
No warrants were exercised during the three and six months ended June 30, 2022 and 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income (loss) per share of common stock:

	For the three months ended June 30, 2022		For the six months ended June 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$2,298,183	$574,546	$6,075,738	$1,518,935
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share	$0.08	$0.08	$0.20	$0.20

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share
Numerator:
Allocation of net loss	$(2,083,950)	$(520,987)	$(3,745,627)	$(936,407)
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	22,209,945	7,500,000
Basic and diluted net loss per share	$(0.07)	$(0.07)	$(0.16)	$(0.16)
Offering Costs
The Company complies with the requirements of
the ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“SAB”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to temporary equity upon the completion of the IPO. Accordingly, on February 17, 2021, offering costs totaling $17,018,662 have been charged to temporary equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,695 of other offering costs). Of the total transaction costs, $521,695 was reclassified to expense as a non-operating expense
in the condensed statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities
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
The Company accounts for its 11,333,334 warrants issued in connection with its IPO and concurrent private placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly,
the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. At February 17, 2021, the Company utilized a Monte Carlo simulation
model to value the initial value of the public warrants and a Monte Carlo simulation model to value the private warrants. At June 30, 2022 and December 31, 2021, the Company used the quoted warrant price in an active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the condensed statements of operations.
Working Capital Loans Option
On May 13, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding princip
a
l of $300,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding princip
a
l of the note divided by $1.50 (200,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value. At June 30, 2022 the value of the Working Capital Loan Option was $0.
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
Note 5 — Related Party Transactions
Founder Shares
On November 18, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On November 24, 2020, the Sponsor forfeited 5,750,000 Founder Shares to the Company. On January 22, 2021, the Company effected a 2.5-for-1 Class B
common stock split, resulting in aggregate Founders Shares outstanding of 7,187,500. On February 12, 2021, the Company effected a 1.2-for-1 Class B
common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000. All share and per share amounts have been retrospectively restated to reflect the stock splits. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at June 30, 2022 and December 31, 2021.

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
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing,
unsecured and was repaid at the closing of the IPO. The Company cannot make any additional draws under this promissory notes.
Administrative Support Agreement
Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and six months ended June 30, 2022, the Company has incurred $30,000 and $60,000 respectively, in expense under the support agreement. For the three and six months ended June 30, 2021, the Company has incurred $30,000 and $44,286 in expense under the support agreement, respectively. As of June 30, 2022 and December 31, 2021, the administrative support expense remains unpaid and is reported as due to related party.
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
In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had borrowed $175,000 and $0, respectively, under the Working Capital Loans.
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
Note 7 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption).
Class
 B Common Stock
 — The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
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
The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on
a
one-for-one basis
,
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022
	Carrying Value	Level 1		Level 2	Level 3
Assets:
Investments held in Trust Account	$300,458,594		$300,458,594	$—	$—
Liabilities:
Warrant liabilities	$1,526,667	$	$780,000	$—	$746,667

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$300,016,455	$300,016,455	$—	$—
Liabilities:
Warrant liabilities	$9,244,272	$4,626,600	$—	$4,617,672
At June 30, 2022 and December 31, 2021, the Company use the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants with changes in fair value charged to the condensed statements of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Stock price	$9.79	$9.75
Strike price	$11.5	$11.5
Term (in years)	5.64	5.58
Volatility	2.4%	14.9%
Risk-free rate	3.02%	1.31%
Dividend yield	0.0%	0.0%
There were no transfers between levels for the three and six months ended June 30, 2022 and 2021.
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s assets and liabilities classified as Level 3:

Derivative warrant liabilities
Fair Value at January 1, 2022	$4,617,672
Change in fair value	(2,459,728)

Fair Value at March 31, 2022	$2,157,944
Change in fair value	(1,411,277)

Fair Value at June 30, 2022	$746,667

Derivative warrant liabilities
Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	1,025,789

Fair Value at March 31, 2021	$18,535,346
Change in fair value	2,305,938
Transfer of Public warrants from Level 3 to Level 1	(7,619,400)

Fair Value at June 30, 2021	$13,221,884

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company, originally incorporated in Delaware on November 12, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination.
Following the closing of our initial public offering (the “IPO”), on February 17, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, and (iii) the redemption of our Public Shares if the we are unable to complete the initial Business Combination by February 17, 2023, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.
Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.
Results of Operations
As of June 30, 2022, we had not commenced any operations. All activity for the period from November 12, 2020 (inception) through June 30, 2022, relates to preparation and consummation of the IPO and our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income
in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).

For the three and six months ended June 30, 2022, we had a net income of $2,872,729 and $7,594,673, consisting of a change in fair value of warrant liabilities of $2,911,277 and $7,717,605 and interest income from investments held in trust of $418,753 and $442,139, partially offset by $442,483 and $550,253 in formation and operating costs and income taxes of $14,818 and $14,818, respectively.
For the three and six months ended June 30, 2021, we had a net loss of $2,604,937 and $4,682,034, consisting mostly of change in fair value of warrant liabilities of $2,305,938 and $3,645,001, interest income from investments held in trust of $4,559 and $6,613 and transaction costs allocated to warrant liabilities of $0 and $521,695, offset by $303,558 and $521,951 in formation and operating costs, respectively.
Liquidity, Capital Resources and Capital Resources
As of June 30, 2022, we had cash outside our trust account of $10,194, available for working capital needs and a working capital deficiency of $1,996,449, excluding franchise and income taxes payable. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.
In order to finance transaction costs in connection with a Business Combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to the us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, $175,000 and $0 Working Capital Loans were outstanding.
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
Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had $175,000 in borrowings under the Working Capital Loans.
We have until February 17, 2023 to consummate a Business Combination. In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that the Company’s liquidity, mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance
Sheet Financing Arrangements
We did not have any
off-balance
sheet arrangement as of June 30, 2022 and December 31, 2021.
Contractual Obligations
As of June 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.
We entered into an administrative services agreement pursuant to which we will pay our Sponsor for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $10,000 per month.
Critical Accounting Policies and Estimates
The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
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
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. At June 30, 2022 and December 31, 2021, we used the quoted stock price in the active market to value the public warrants and a Monte Carlo simulation model to value the private warrants.
Class A Common Stock Subject to Possible Redemption
We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “
Distinguishing Liabilities from Equity
.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary deficit, outside of the stockholders’ deficit section of our condensed balance sheets.
Net Income (Loss) per Common Share
We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021. No warrants were exercised during the three and six months ended June 30, 2022 and 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective as of June 30, 2022, due to the material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
As of June 30, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.
ITEM 1A. RISK FACTORS.
As a “smaller reporting company,” we are not required to provide the information called for by this Item.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.

Exhibit Number	Description

10.1	Promissory Note issued to Tishman Speyer Innovation Sponsor II, L.L.C.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/ Paul A. Galiano
Name: Paul A. Galiano
Dated: August 9, 2022		Title: Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

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