Form 10-Q
period 2022-09-30
Tishman Speyer Innovation Corp. II
filed 2022-11-10
CIK 1832737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM

TO

COMMISSION
FILENUMBER 001-40056

TISHMAN SPEYER INNOVATION CORP. II
(Exact name of registrant as specified in its charter)

Delaware	85-3869337
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Rockefeller Center 45 Rockefeller Plaza New York, New York	10111
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area
code:(212) 715-0300

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark w
het
her the registrant is a shell company (as defined in
Rule 12b-2 of
the Act).    Yes  ☒    No  ☐
As of November 10, 2022, the Registrant had 30,000,000 shares of its Class A common stock, $0.0001 par value per share, and 7,500,000 shares of its Class B common stock, $0.0001 par value per share, issued and outstanding.

TISHMAN SPEYER INNOVATION CORP. II

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS
TISHMAN SPEYER INNOVATION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$108,478	$546,159
Prepaid expenses	142,759	341,014

Total current assets	251,237	887,173
Prepaid expenses, non-current	—	39,240
Investments held in trust account	301,609,080	300,016,455

Total Assets	$301,860,317	$300,942,868

Liabilities, Redeemable Common Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$2,162,038	$2,461,184
Income taxes payable	160,285	—
Due to related party	194,286	104,286

Total current liabilities	2,516,609	2,565,470
Deferred underwriters’ discount	10,500,000	10,500,000
Convertible promissory note	250,000	—
Working capital loan option	3,811
Derivative warrant liabilities	1,178,327	9,244,272

Total Liabilities	14,448,747	22,309,742

Commitments and Contingencies (see Note 6)
Class A common stock subject to possible redemption, $0.0001 par value; 250,000,000 shares authorized; 30,000,000 shares at redemption value of $10.04 per share at September 30, 2022 and $10.00 per share at December 31, 2021	301,216,449	300,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 2,500,000 s hares authorized; no shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 7,500,000 shares issued and outstanding	750	750
Accumulated deficit	(13,805,629)	(21,367,624)

Total Stockholders’ Deficit	(13,804,879)	(21,366,874)

Total Liabilities, Redeemable Common Stock and Stockholders’ Deficit	$301,860,317	$300,942,868

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2022	2021	2022	2021
Formation and operating costs	$272,621	$427,524	$822,874	$949,475

Loss from operations	(272,621)	(427,524)	(822,874)	(949,475)

Other income (expense):
Interest income on investments held in Trust Account	1,365,330	4,609	1,807,469	11,222
Change in fair value of derivative warrant liabilities and working capital loan option	344,529	10,527,846	8,062,134	6,882,845
Transaction costs allocated to derivative warrant liabilities	—	—	—	(521,695)

Total other income, net	1,709,859	10,532,455	9,869,603	6,372,372

Income before provision for income taxes	1,437,238	10,104,931	9,046,729	5,422,897
Provision for income taxes	(253,467)	—	(268,285)	—

Net income	$1,183,771	$10,104,931	$8,778,444	$5,422,897

Weighted average shares outstanding, basic and diluted—Class A common stock, subject to possible redemption	30,000,000	30,000,000	30,000,000	24,835,165

Basic and diluted net income per common stock—Class A common stock, subject to possible redemption	$0.03	$0.27	$0.23	$0.17

Weighted average shares outstanding, basic and diluted—Class B common stock	7,500,000	7,500,000	7,500,000	7,500,000

Basic and diluted net income per common stock—Class B common stock	$0.03	$0.27	$0.23	$0.17

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	7,500,000	$750	$—	$(21,367,624)	$(21,366,874)
Net income	—	—	—	—	—	4,721,944	4,721,944

Balance—March 31, 2022	—	—	7,500,000	750	—	(16,645,680)	(16,644,930)

Accretion of Class A common stock to redemption amount						(149,131)	(149,131)
Net income	—	—	—	—	—	2,872,729	2,872,729

Balance—June 30, 2022	—	—	7,500,000	750	—	(13,922,082)	(13,921,332)
Accretion of Class A common stock to redemption amount						(1,067,318)	(1,067,318)
Net income	—	—	—	—	—	1,183,771	1,183,771

Balance—September 30, 2022	—	$—	7,500,000	$750	$—	$(13,805,629)	$(13,804,879)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	8,625,000	$863	$24,137	$(998)	$24,002
Forfeiture of Class B shares by Sponsor	—	—	(1,125,000)	(113)	113	—	—
Accretion of Class A common stock to redemption amount	—	—	—	—	(24,250)	(25,669,000)	(25,693,250)
Net loss	—	—	—	—	—	(2,077,097)	(2,077,097)

Balance—March 31, 2021	—	—	7,500,000	750	—	(27,747,095)	(27,746,345)
Net loss	—	—	—	—	—	(2,604,937)	(2,604,937)

Balance—June 30, 2021	—	—	7,500,000	750	—	(30,352,032)	(30,351,282)
Net income	—	—	—	—	—	10,104,931	10,104,931

Balance—September 30, 2021	—	$—	7,500,000	$750	$—	$(20,247,101)	$(20,246,351)

See accompanying notes to unaudited condensed financial statements.

TISHMAN SPEYER INNOVATION CORP. II
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended September 30,

	2022	2021
Cash Flows from Operating Activities:
Net income	$8,778,444	$5,422,897
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,807,469)	(11,222)
Change in fair value of derivative warrant liabilities and working capital loan option	(8,062,134)	(6,882,845)
Transaction costs allocated to derivative warrant liabilities	—	521,695
Changes in operating assets and liabilities:
Prepaid expenses	237,495	(472,422)
Income taxes payable	160,285	—
Accounts payable and accrued expenses	(299,146)	440,982
Due to related party	90,000	74,286

Net cash used in operating activities	(902,525)	(906,629)

Cash Flows from Investing Activities:
Investment in trust account	—	(300,000,000)
Withdrawal from Trust Account to pay tax liability	214,844	—

Net cash provided by (used in) investing activities	214,844	(300,000,000)

Cash flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriters’ discount	—	294,000,000

Proceeds from issuance of convertible promissory note	250,000	—

Proceeds from issuance of private placement warrants	—	8,000,000
Payments of offering costs	—	(496,635)

Net cash provided by financing activities	250,000	301,503,365
Net change in cash	(437,681)	596,736
Cash, beginning of the period	546,159	1,975

Cash, end of the period	$108,478	$598,711

Supplemental Disclosure of Non-cash Financing Activities:
Deferred underwriters’ discount payable charged to temporary equity	$—	$10,500,000

Supplemental cash flow information:
Cash paid for income taxes	$108,000	$—
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
As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and the Initial Public Offering (“IPO”) described below, and subsequent to the IPO, to the Company’s search for a target to consummate a Business Combination. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on the proceeds derived from the IPO.
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
Trust Account
Following the closing of the IPO on February 17, 2021, an amount of $300,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule2a-7of
the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the trust account until the earliest of (a) the completion of the Company’s initial business combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete the initial business combination within 24 months from the closing of the IPO (with the ability to extend or reduce such period with stockholder approval, see Note 10 to the unaudited condensed financial statements), subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

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
The Company will have 24 months from the closing of the IPO (with the ability to extend or reduce such period with stockholder approval, see Note 10 to the unaudited condensed financial statements) to consummate a business combination (the “Combination Period”). However, if the Company is unable to complete a business combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
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

Liquidity, Capital Resources and Going Concern
As of September 30, 2022, the Company had cash outside the Trust Account of $108,478 available for working capital needs and a working capital deficiency of $2,078,295, excluding franchise and income taxes payable.
In order to finance transaction costs in connection with a Business Combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay such loaned amounts out of the proceeds of the Trust Account released to the Company. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, $250,000 and $0 of Working Capital Loans were outstanding.
All remaining cash and cash equivalents held in the Trust Account are generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination, to redeem common stock and to pay taxes. As of September 30, 2022, none of the amount in the Trust Account was withdrawn as described above.
The Company has until February 17, 2023 to consummate a Business Combination (with the ability to extend or reduce such period with stockholder approval, see Note 10 to the unaudited condensed financial statements).
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards
Update(“ASU”) 2014-15,“Disclosures
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
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined.
On November 8, 2022, the Company filed a definitive proxy statement in connection with the meeting of stockholders, scheduled for November 29, 2022 to change the date by which the Company must consummate a business combination from February 17, 2023 to November 30, 2022. As a result, the IR Act is not expected to apply with respect to redemptions or other repurchases of our shares in connection with our liquidation if stockholders approve the proposed change to our completion period. However, there is no assurance that the proposed change to our completion period will be approved, and failure to obtain such approval could result in an application of the IR Act to future redemptions on or after January 1, 2023, which would reduce our cash available on hand in the case of a business combination or liquidation.

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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the year ended December 31, 2021 as filed with the SEC on March 29, 2022, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2022 and December 31, 2021, the Company had no cash equivalents.
Investments held in Trust Account
At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. Interest income is recognized when earned. The Company’s portfolio of marketable securities is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of
Rule2a-7of
the Investment Company Act. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 17.64% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.97% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability and working capital loan option and the valuation allowance on the deferred tax assets.
While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual, or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the Company’s change in fair value of warrants (or any other change in fair value of a complex financial instrument), the timing of any potential business combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC
740-270-25-3
which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the usual elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.
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
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021,
 30,000,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
Under ASC
480-10-S99, the
Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.
At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$300,000,000
Less: Proceeds allocated to Public Warrants	(9,196,283)
Less: Class A common stock issuance costs	(16,496,967)
Add: Accretion of carrying value to redemption value	25,693,250

Class A common stock subject to possible redemption, December 31, 2021	300,000,000

Add: Accretion of carrying value to redemption value	1,216,449

Class A common stock subject to possible redemption, September 30, 2022	$301,216,449

Net Income per Common Share
The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021.
No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Below is a reconciliation of the net income per share of common stock:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$947,017	$236,754	$7,022,755	$1,755,689
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000
Basic and diluted net income per share	$0.03	$0.03	$0.23	$0.23

	For the three months ended September 30, 2021		For the nine months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$8,083,945	$2,020,986	$4,165,080	$1,257,817
Denominator:
Weighted-average shares outstanding	30,000,000	7,500,000	24,835,165	7,500,000
Basic and diluted net income per share	$0.27	$0.27	$0.17	$0.17
Offering Costs
The Company complies with the requirements of
the ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin (“
SAB
”) Topic 5A—“Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and that were charged to temporary equity upon the completion of the IPO. Accordingly, on February 17, 2021, offering costs totaling $17,018,695 have been charged to temporary equity (consisting of $6,000,000 of underwriting fee, $10,500,000 of deferred underwriting fee and $518,695 of other offering costs). Of the total transaction costs, $521,695 was reclassified to expense as a non-operating expense
in the condensed statements of operations with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A common stock.
The Company classifies deferred underwriting commissions as
non-current-
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, other than the derivative warrant liabilities.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15.
The Company accounts for its 11,333,334 warrants issued in connection with its IPO and concurrent private placement as derivative warrant liabilities in accordance with ASC 815-40. Accordingly,
the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at
each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. At February 17, 2021, the Company
utilized
a Monte Carlo simulation model to value the initial value of the public warrants and a Monte Carlo simulation model to value the private warrants. At December 31, 2021, the Company used the quoted warrant price in an active market to value the public warrants and a Monte Carlo simulation model to value the private warrants. At September 30, 2022, the Company used the quoted warrant price in a market that is not active to value the public warrants and a Monte Carlo simulation model to value the private warrants.
Working Capital Loans Option
On May 13, 2022, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Company. At the option of the Sponsor, the outstanding principal of $300,000 may be converted into that number of warrants (“Conversion Warrants”) equal to the outstanding principal of the note divided by $1.50 (200,000 warrants). The option (“Working Capital Loan Option”) to convert the working capital loans into warrants qualifies as an embedded derivative under ASC 815 and is required to be reported at fair value.
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
The initial stockholders, including the Sponsor, have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination and (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lock-up.
Note 5 — Related Party Transactions
Founder Shares
On November 18, 2020, the Sponsor paid an aggregate price of $25,000 in exchange for the issuance of 8,625,000 shares of Class B common stock (the “Founder Shares”). On November 24, 2020, the Sponsor forfeited 5,750,000 Founder Shares to the Company. On January 22, 2021, the Company effected a 2.5-for-1 Class B
common stock split, resulting in aggregate Founders Shares outstanding of 7,187,500. On February 12, 2021, the Company effected a 1.2-for-1 Class B
common stock split, resulting in aggregate Founders Shares outstanding of 8,625,000. All share and per share amounts have been retrospectively restated to reflect the stock splits. The underwriters did not exercise the overallotment option, and as a result, the Sponsor forfeited 1,125,000 Founders Shares on March 28, 2021, resulting in 7,500,000 Founders Shares issued and outstanding at September 30, 2022 and December 31, 2021.

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
Notwithstanding the foregoing, the founder shares will be released from the lockup if the closing price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after the company’s initial business combination.
Promissory Note — Related Party
The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for the payment of costs related to the IPO. The promissory note was non-interest bearing,
unsecured and was repaid at the closing of the IPO. The Company cannot make any additional draws under this promissory notes.
Administrative Support Agreement
Commencing on the IPO and through the earlier of the consummation of the initial Business Combination and the Company’s liquidation, the Company will reimburse an affiliate of the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and nine months ended September 30, 2022, the Company has incurred $30,000 and $90,000 respectively, in expense under the support agreement. For the three and nine months ended September 30, 2021, the Company has incurred $30,000 and $74,286 in expense under the support agreement, respectively. As of September 30, 2022 and December 31, 2021, the administrative support expense remains unpaid and is reported as due to related party.
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
In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had borrowed $250,000 and $0, respectively, under the Working Capital Loans.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to the consummation of the IPO. These holders will be entitled to certain demand and “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement will not provide for any maximum cash penalties, nor any penalties connected with delays in registering the Company’s common stock.

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
Note 7 — Stockholders’ Deficit
Preferred Stock
— The Company is authorized to issue a total of 2,500,000 shares of preferred stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue a total of 250,000,000 shares of Class A common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption).
Class
 B Common Stock
 — The Company is authorized to issue a total of 25,000,000 shares of Class B common stock at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 7,500,000 shares of Class B common stock issued and outstanding.
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
The Class B common stock will automatically convert into Class A common stock at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis,
subject to adjustment for stock splits, stock dividends, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20%of
the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Stockholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares of Class A common stock or equity-linked securities or rights exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans, provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.
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
the 30-tradingday
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

•
if, and only if, the closing price of Class A common stock equals or exceeds $10.00 per share for any 20 trading days within the 30-tradingday
period ending three trading days before the notice of redemption is sent to the warrant holders; and

•
if the closing price of Class A common stock for any 20 trading days within a 30-tradingday
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$301,609,080	$301,609,080	$—	$—
Liabilities:
Working capital loan option	$3,811	$—	$—	$3,811
Warrant liabilities	$1,178,327	$—	$600,000	$578,327

	December 31, 2021
	Carrying Value	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$300,016,455	$300,016,455	$—	$—
Liabilities:
Warrant liabilities	$9,244,272	$4,626,600	$—	$4,617,672
At December 31, 2021, the Company used the quoted warrant price in an active market to value the public warrants and a Monte Carlo simulation model to value the private warrants. At September 30, 2022, the Company used the quoted warrant price in a market that is not active to value the public warrants and a Monte Carlo simulation model to value the private warrants. Changes in fair value was charged to the condensed statements of operations. The estimated fair value of the private warrant liability is determined using Level 3 inputs. Inherent in the model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. At September 30, 2022, the fair value of the public warrant liability is classified within Level 2 of the fair value hierarchy. On September 30, 2022 there was no activity for the Company’s public warrants on NASDAQ. As such, valuation for the public warrants was based on the NASDAQ closing price as of September 29, 2022.

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Stock price	$9.85	$9.75
Strike price	$11.5	$11.5
Term (in years)	5.38	5.58
Volatility	13.3%	14.9%
Risk-free rate	4.04%	1.31%
Dividend yield	0.0%	0.0%
For the quarter ended September 30, 2022, the public warrants were transferred from Level 1 to Level 2 due to the level of activity in the market for the Company’s warrants. The valuation for the public warrants was based on the market closing price as of September 29, 2022. There were no other transfers between levels for the three and nine months ended September 30, 2022 and 2021.
The following table provides a reconciliation of changes in fair value of the beginning and ending balances of the Company’s assets and liabilities classified as Level 3:

Fair Value at January 1, 2022	$4,617,672
Change in fair value	(2,459,728)

Fair Value at March 31, 2022	2,157,944
Change in fair value	(1,411,277)

Fair Value at June 30, 2022	746,667
Change in fair value	(164,529)

Fair Value at September 30, 2022	$582,138

Fair value at January 1, 2021	$—
Initial value at IPO date	17,509,557
Change in fair value	1,025,789

Fair Value at March 31, 2021	18,535,346
Change in fair value	2,305,938
Transfer of Public warrants from Level 3 to Level 1	(7,619,400)

Fair Value at June 30, 2021	13,221,884
Change in fair value	(7,948,446)

Fair Value at September 30, 2021	$5,273,438

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date that the unaudited condensed financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than as described below.
On November 8, 2022, the Company filed a definitive proxy statement in connection with the meeting of stockholders, scheduled for November 29, 2022 to change the date by which the Company must consummate a business combination from February 17, 2023 to November 30, 2022.
On October 24, 2022, the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination and the liquidation of the Company. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase.

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

Special Note Regarding Forward-Looking Statements

This discussion contains forward-looking statements reflecting our current expectations, estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section of the final prospectus for our initial public offering filed with the SEC and in our Annual Report on Form10-K.Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, originally incorporated in Delaware on November 12, 2020, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination.

Following the closing of our initial public offering (the “IPO”), on February 17, 2021, $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in the Trust Account and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any Public Shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, and (iii) the redemption of our Public Shares if the we are unable to complete the initial Business Combination by February 17, 2023 (with the ability to extend or reduce such period with stockholder approval, see Note 10 to the unaudited condensed financial statements), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public stockholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

Results of Operations

As of September 30, 2022, we had not commenced any operations. All activity for the period from November 12, 2020 (inception) through September 30, 2022, relates to preparation and consummation of the IPO and our search for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the IPO and placed in the Trust Account (defined below).

For the three months ended September 30, 2022, we had a net income of $1,183,771, consisting of a change in fair value of warrant liabilities and working capital loan option of $344,529 and interest income from investments held in trust of $1,365,330, partially offset by $272,621 in operating costs and income taxes of $253,467.

For the nine months ended September 30, 2022, we had a net income of $8,778,444, consisting of a change in fair value of warrant liabilities and working capital loan option of $8,062,134 and interest income from investments held in trust of $1,807,469, partially offset by $822,874 in operating costs and income taxes of $268,285.

For the three months ended September 30, 2021, we had a net income of $10,104,931, consisting of a change in fair value of warrant liabilities of $10,527,846 and interest income from investments held in trust of $4,609, partially offset by $427,524 in operating costs.

For the nine months ended September 30, 2021, we had a net income of $5,422,897, consisting of a change in fair value of warrant liabilities of $6,882,845 and interest income from investments held in trust of $11,222, offset by $949,475 in formation and operating costs and $521,695 in offering expense allocated to issuance of the warrants.

Liquidity, Capital Resources and Capital Resources

As of September 30, 2022, we had cash outside our trust account of $108,478, available for working capital needs and a working capital deficiency of $1,872,741, excluding franchise and income taxes payable. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

In order to finance transaction costs in connection with a Business Combination or liquidate, the Sponsors or an affiliate of the Sponsors or certain of our officers and directors may, but are not obligated to, loan our funds as may be required (the “Working Capital Loans”). If we complete an initial Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to the us. Otherwise, such loans would be repaid only out of funds held outside the Trust Account. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, $250,000 and $0 Working Capital Loans were outstanding.

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

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. To date, we had $250,000 in borrowings under the Working Capital Loans.

We have until February 17, 2023 to consummate a Business Combination (with the ability to extend or reduce such period with stockholder approval, see Note 10 to the unaudited condensed financial statements). In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we determined that the Company’s liquidity, mandatory liquidation and subsequent dissolution, should we be unable to complete a Business Combination, raises substantial doubt about our ability to continue as a going concern. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of September 30, 2022 and December 31, 2021.

Contractual Obligations

As of September 30, 2022 and December 31, 2021, we did not have any long-term debt, capital or operating lease obligations.

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

We account for our 11,333,334 warrants issued in connection with its IPO (6,000,000) and Private Placement (5,333,334) as derivative warrant liabilities in accordance with ASC815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s Accounting Standards Codification Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 30,000,000 shares of Class A common stock subject to possible redemption are presented as temporary deficit, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income per Common Share

We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Earnings and losses are shared pro rata between the two classes of stock. Private and public warrants to purchase 11,333,334 Class A common stock at $11.50 per share were issued on February 17, 2021. No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The calculation of diluted income per common stock does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment, and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net income per common stock is the same as basic net income per common stock for the periods presented.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022, due to the material weakness in our internal control over financial reporting related to the evaluation of accounting standards for complex financial instruments.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of September 30, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 1A. RISK FACTORS.

A new 1% U.S. federal excise tax could be imposed on us in connection with future redemptions and other repurchases by us of our shares if such repurchases occur on or after January 1, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined.

On November 8, 2022, the Company filed a definitive proxy statement in connection with the meeting of stockholders, scheduled for November 29, 2022 to change the date by which the Company must consummate a business combination from February 17, 2023 to November 30, 2022. As a result, the IR Act is not expected to apply with respect to redemptions or other repurchases of our shares in connection with our liquidation if stockholders approve the proposed change to our completion period. However, there is no assurance that the proposed change to our completion period will be approved, and failure to obtain such approval could result in an application of the IR Act to future redemptions on or after January 1, 2023, which would reduce our cash available on hand in the case of a business combination or liquidation.

We do not intend to continue to invest the proceeds held in the Trust Account in interest-bearing securities, which will limit the interest income available for payment of taxes and dissolution expenses or for distribution to public shareholders.

On October 24, 2022, the Company instructed Continental Stock Transfer & Trust Company to hold all funds in the Trust Account in cash until the earlier of the consummation of an initial Business Combination and the liquidation of the Company. The Company no longer intends to invest the net proceeds in securities or interest-bearing accounts prior to an initial business combination. Accordingly, the amount of interest income (which we are permitted to use to pay our taxes and up to $100,000 of dissolution expenses) will no longer increase.

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

TISHMAN SPEYER INNOVATION CORP. II

	By:	/s/Paul A. Galiano
Name: Paul A. Galiano
Dated: November 10, 2022		Title: Chief Operating Officer, Chief Financial Officer and Director (Principal Accounting Officer)

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

Unless specified otherwise, amounts in this report are presented in United States (“U.S.”) dollars. Defined terms in the financial statements contained in this report have the meanings ascribed to them in the financial statements